Form 10KSB
period 1995-06-30
UNSI CORP
filed 1995-10-13
CIK 810624

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended June 30, 1995

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        Commission File No. 0-16117

                                   UNSI Corporation
                    (Name of small business issuer in its charter)

                     Delaware                         22-2661940
          (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)       Identification Number)
        c/o Forstmann-Leff Associates, Inc.,
        55 East 52nd Street, New York, New York                10055
        (Address of principal executive offices)               Zip Code

        Issuer's telephone number, including area code: 212-407-9450

        Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, par value $.01 per share
                                   (Title of Class)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X  Yes                 No

        Check  if there is no  disclosure of delinquent  filers in response to
        Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        As of September 29, 1995, 2,210,000 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the issuer is not determinable.

        The issuer's revenues for its most recent fiscal year were $895,401.

                         DOCUMENTS INCORPORATED BY REFERENCE

        Items 9, 10, 11 and 12 are hereby incorporated by reference to the issuer's definitive proxy statement to be filed with the Securities and Exchange Commission not later than October 28, 1995.

                                        PART I


          Item 1.   Description of Business.

                    Pursuant to the terms of an Assets Purchase Agreement among Investor's Fiduciary Services, Inc. ("IFSI"), UNSI
          Corporation (the "Company"), Peter Lusk and CDA Investment Technologies, Inc. ("CDA"), dated as of September 5, 1995 (the "Agreement"), IFSI, a wholly owned subsidiary of UNSI
          Corporation, sold substantially all of its assets to CDA, including the right to utilize the name "Investors' Fiduciary Services, Inc." in connection with the proxy research, advisory, voting services, consulting and analysis business (the "Purchased Assets"). The purchase price for the Purchased Assets, subject to post-closing adjustments, was $2,249,600, consisting of $358,600 in the assumption of IFSI liabilities and a cash balance of $1,691,000. CDA deposited $200,000 of the cash proceeds into an escrow account to meet IFSI's potential indemnification obligations under the Agreement, and to provide security for the collection of IFSI accounts receivable included in the Purchased Assets. The Escrow Agreement provides for the release of the escrowed funds in stages over an 18 month period. The Agreement provides for the receipt by IFSI of two additional payments of $375,000, as additional consideration for the Purchased Assets, in the event that certain earnings levels are achieved by CDA from IFSI clients and IFSI products currently under development at the date of the Agreement. These payments are due to be paid, if at all, in October, 1996 and March, 1999 respectively. No assurance can be given that the Company will receive such additional payments. See Notes A and B of Notes to the Company's consolidated financial statements.

                    As a result of this transaction, the Company is no longer engaged in any operating activities (and it has no employees) other than the investment of its cash and the search for possible merger or acquisition opportunities. No such opportunities have been definitively identified at this time and there can be no assurance that such opportunities will be identified or that such transactions, if and when effected, will benefit the Company.

          Employees

                    At June 30, 1995, the Company had approximately 30 employees, including 27 full time employees. Management believes that its relationship with its employees was satisfactory. Since the sale by IFSI of its assets, as described above, the Company has had no employees.


          Item 2.   Description of Property.

                    The Company's principal executive office is located at: c/o Forstmann-Leff Associates, Inc., 55 East 52nd Street, New York, New York 10055. The Company does not pay rent for the use of this facility.

          Item 3.   Legal Proceedings.

                    Not Applicable.

          Item 4.   Submission of Matters to a Vote of Security Holders.

                    Not Applicable.


                                       PART II


          Item 5.   Market for Common Equity and Related Stockholder
                    Matters.

                    There has been no established trading market for the Company's Common Stock from the third calendar quarter of 1993 to the present.

                    As of September 29, 1995, there were approximately 35 record holders of the Company's Common Stock and an indeterminate number of beneficial stockholders.

                    The Company has not paid any cash dividends on its Common Stock since its inception, and it does not anticipate paying any cash dividends thereon in the foreseeable future.


          Item 6.   Management's  Discussion  and   Analysis  or  Plan   of
                    Operation

          Results of operations

                    During the years ended June 30, 1995 and 1994, revenue from operations was $872,901 and $796,006, respectively. Revenue from operations for fiscal 1995 increased by approximately 9.7% from the corresponding period in the prior year primarily because of an increase in the number of clients served. During the years ended June 30, 1995 and 1994, the Company incurred direct costs of services of $1,492,509 and $931,842, respectively. Direct costs of services increased in 1995 by approximately 60% over the prior year as a result of increased staff and costs of financial information services. Selling, general and administrative expenses for the years ended June 30, 1995 and 1994 were $943,334 and $676,345, respectively. These expenses increased in 1995 by approximately 40% over the prior year as a result of additional rent associated with enlarged office facilities and the incurrence of approximately $230,000 of bad debt expense associated with non-trade receivables. See Note D of Notes to the Company's consolidated financial statements. Interest expenses of $203,044 in fiscal 1995 represented an increase of approximately 388% over the fiscal 1994 total of $41,609. The increase in interest expense was associated with the short term loans made during fiscal 1995 and the 7% subordinated debentures which were issued late in fiscal 1994. Approximately $78,000 of the interest expense related to the debentures was paid through the issuance of additional debentures.

                    The net loss in the year ended June 30, 1995, increased by approximately 104% over the prior year as a result of the factors reported above.


          Liquidity and Capital Resources

                    As of June 30, 1995, the Company had total current assets of $218,681 and a working capital deficit of ($1,844,396). On a pro forma basis, after giving effect to the sale of the
          Purchased Assets, the Company had total current assets of $964,536 and working capital of $193,786. The Company's cash position at the end of fiscal 1995 had decreased by $626,589 from the prior year because the net cash of $1,023,910 used in operating activities and net cash of $282,441 used in investing activities far exceeded net cash of $679,762 received from financing activities.

                    The Company currently engages in no operating activities other than the investment of its cash and the search for possible merger or acquisition opportunities. Accordingly, the Company's expenditures will consist primarily of legal and accounting fees. The Company's working capital is sufficient to meet its present and anticipated near term operating needs. The Company has no commitments for any material capital expenditures.


          Item 7.   Financial Statements.

                                                                   Page No.

          Index to Consolidated Financial Statements                      4


          Report of Independent Certified Public Accountants            F-1

          Consolidated Balance Sheet, June 30, 1995 and 1994            F-2

          Consolidated Statements of Operations, years
          ended June 30, 1995 and 1994                                  F-4

          Consolidated Statements of Stockholders' Deficiency, years
          ended June 30, 1995 and 1994                                  F-5

          Consolidated Statements of Cash Flows, years
          ended June 30, 1995 and 1994                                  F-6

          Notes to Consolidated Financial Statements, years
          ended June 30, 1995 and 1994                                  F-8

                   FINANCIAL STATEMENTS AND REPORT OF
                      INDEPENDENT CERTIFIED PUBLIC
                              ACCOUNTANTS
                   UNSI CORPORATION AND SUBSIDIARY
                          June 30, 1995 and 1994

                Report of Independent Certified Public Accountants



Board of Directors and Stockholders
UNSI Corporation

    We have audited the accompanying consolidated balance sheets of UNSI Corporation (a Delaware corporation) and Subsidiary as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


    As described at Note B in the accompanying consolidated financial statements, on September 5, 1995, the Company entered into an agreement for the sale of all of its operating assets and the assumption of most of its operating liabilities. Accordingly, as at September 5, 1995 the Company ceased operations. The Company has no plans for the resumption of operations at this time. The bases of the assets sold and liabilities transferred have not been modified from the historical cost basis of accounting to reflect this transaction, which resulted in a gain to the Company.


    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNSI Corporation and Subsidiary as of June 30, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.


Atlanta, Georgia
September 29, 1995

                         UNSI Corporation and Subsidiary

                           CONSOLIDATED BALANCE SHEET

                                    June 30,

                                 ASSETS (Note B)



                                        (Unaudited)
                                         Pro Forma
                                         (Note B)
                                      June 30, 1995       1995          1994
CURRENT ASSETS
 Cash and cash equivalents              $964,536         $100,035    $ 726,624
 Accounts receivable                           -          115,346      115,786
 Other current assets (Note N)                 -            3,300       25,364

     Total current assets                964,536          218,681      867,774

PROPERTY AND EQUIPMENT, at cost,
 less accumulated depreciation (Note E)        -          284,036      147,340

OTHER ASSETS
 Notes and advances receivable                 -                -      149,717
 Escrowed sale proceeds (Note B)         200,000                -            -
 Other                                    31,500           39,358        9,786

                                      $1,196,036         $542,075   $ 1,174,617


The accompanying notes are an integral part of these statements.

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY (Note B)



                                                    (Unaudited)
                                                      Pro Forma
                                                       (Note B)
                                                    June 30, 1995   1995        1994
CURRENT LIABILITIES
   Accounts payable                                   $ 32,626    $ 292,265    $ 53,930
   Unearned revenue                                          -      194,587     226,138
   Accrued expenses (Note N)                           162,153      221,114      74,789
   Marketing commissions payable (Note J)               84,700       84,700      84,700
   Capitalized lease obligations,
    current portion (Note H)                                 -          580       9,805
   Note payable to bank (Note I)                             -            -     250,000
   Notes and advances payable to
    related parties (Note F)                           491,321    1,292,321      89,496
     Total current liabilities                         770,800    2,085,567     788,858

LONG-TERM OBLIGATIONS,
 LESS CURRENT PORTION
   Capitalized lease obligations (Note H)                    -            -         353
   Notes payable to stockholder (Note F)                     -            -     438,825
  7% pay-in-kind convertible debentures (Note G)     1,193,413    1,193,413     940,000
  5% subordinated convertible debenture (Note F)       331,250      331,250     331,250
                                                     1,524,663    1,524,663   1,710,428

COMMITMENTS AND CONTINGENCIES
 (Notes B, C, J and K)                                       -            -           -

STOCKHOLDERS' DEFICIENCY (Notes B, C and K)
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued or outstanding               -            -           -
 Common stock, $.01 par value; 10,000,000 shares
   authorized; 2,210,000 shares issued
   and outstanding                                      22,100       22,100      22,100
 Additional contributed capital                        369,932      369,932     369,932
 Accumulated deficit                                (1,491,459)  (3,460,187) (1,716,701)
     Total stockholders' deficiency                 (1,099,427)  (3,068,155) (1,324,669)

                                                    $1,196,036  $   542,075 $ 1,174,617

                         UNSI Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                               Years ended June 30,

                                     (Note B)

                                                                   1995               1994
Revenue - professional fees                               $     872,901        $   796,006
Other                                                            22,500                  -
                                                                895,401            796,006

Costs and expenses
 Direct costs of service                                      1,492,509            931,842
 Selling, general and administrative expenses (Note J)          943,334            676,345
 Interest (Note N)                                              203,044             41,609
                                                              2,638,887          1,649,796

     NET LOSS                                             $  (1,743,486)       $  (853,790)

Loss per common and common equivalent
 share (Note L)                                           $        (.79)       $      (.39)

The accompanying notes are an integral part of these statements.

                             UNSI Corporation and Subsidiary

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                           Years ended June 30, 1995 and 1994


                            Investors Fiduciary Services, Inc.   UNSI Corporation
                                                  Class A          Common stock        Additional
                           Preferred stock       Common stock         (Note J)         contributed   Accumulated
                        Shares    Par value  Shares    Par value   Shares    Par value   capital       deficit       Total

Balance, June 30, 1993    400     $  4       60,000       $ 600        -      $   -      $200,000     $(862,911)   $ (662,307)

Recapitalization of
 Investors' Fiduciary
 Services, Inc.("IFSI"),
 with IFSI as the
 acquirer (Note C)       (400)      (4)     (60,000)       (600)   2,210,000    22,100    169,932          -          191,428

Net loss for the year       -        -            -           -         -          -         -         (853,790)     (853,790)

Balance, June 30, 1994      -        -            -           -    2,210,000    22,100    369,932    (1,716,701)   (1,324,669)

Net loss for the year       -        -            -           -         -          -         -       (1,743,486)   (1,743,486)

Balance, June 30, 1995      -     $  -    $       -       $   -    2,210,000   $22,100   $369,932   $(3,460,187)  $(3,068,155)

Pro forma gain on sale
of IFSI assets (Note B)     -        -            -           -         -          -         -        1,968,728     1,968,728

Pro forma balance,
June 30, 1995               -     $  -     $      -       $   -    2,210,000   $22,100   $369,932   $(1,491,459)  $(1,099,427)


The accompanying notes are an integral part of these statements.
                                             F-5

                           UNSI Corporation and Subsidiary

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 Years ended June 30,



                                                                       1995            1994
Cash flows from operating activities:
 Cash received from customers                                   $   841,350     $   860,866
 Cash paid to suppliers and employees                            (1,865,260)     (1,625,607)

       Net cash used in operating activities                     (1,023,910)       (764,741)

Cash flows from investing activities:
 Capital expenditures                                              (218,638)        (99,239)
 Proceeds from sale of equipment                                      5,822               -
 Advances to affiliated entities                                    (69,625)        (10,000)
 Cash received on recapitalization (Note B)                               -          14,612

       Net cash used in investing activities                       (282,441)        (94,627)

Cash flows from financing activities:
 Principal payments under capital lease obligations                  (9,578)        (13,134)
 Proceeds from (payments on) note payable to bank                  (250,000)        250,000

 Proceeds from issuance of notes payable to debenture holders       700,000               -
 Net advances from principal stockholder                             64,000         404,144
 Proceeds from issuance of 7% pay-in-kind convertible debentures    175,340         900,000
Net cash provided by financing activities                           679,762       1,541,010

Net (decrease) increase in cash and cash equivalents               (626,589)        681,642

Cash and cash equivalents, beginning of year                        726,624          44,982

Cash and cash equivalents, end of year                            $ 100,035       $ 726,624

The accompanying notes are an integral part of these statements.

                          UNSI Corporation and Subsidiary

                                Years ended June 30,

                                                                  1995           1994

Reconciliation of net loss to net cash used
 in operating activities:
   Net loss                                               $ (1,743,486)    $ (853,790)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                               66,901         31,123
     Expenses paid through issuance of pay-in-kind
       debentures                                               78,073         40,000
     Bad debt expense                                          230,805              -
     Loss on sale of equipment                                   9,219              -
     Changes in assets and liabilities net of
       effects of recapitalization in 1994:
        Decrease (increase) in accounts receivable                 440        (51,255)
        Decrease (increase) in other current
          assets                                                22,064        (26,316)
        Increase in interest due from affiliated
          entities and an individual                           (11,463)        (7,545)
        Increase in other assets                               (29,572)        (2,190)
        Increase (decrease) in accounts payable                238,335        (22,884)
        (Decrease) increase in unearned revenue                (31,551)       116,115
        Increase in accrued expenses                           146,325         12,001
        Total adjustments                                      719,576         89,049

        Net cash used in operating activities             $ (1,023,910)    $ (764,741)

Noncash Investing and Financing Activities:


    As part of the Company's recapitalization in 1994 (Note C) the Company recorded the net assets of UNSI Corporation as an addition to its balance sheet, with a corresponding increase in contributed capital. These net assets, totaling $191,428, were comprised of total assets, inclusive of $14,612 cash, of $585,860. In this same transaction, liabilities of $394,432 were assumed by the Company.


    Pay-in-kind debentures totaling $40,000 were issued in 1994 as consideration for the provision of certain professional services. These services have been reflected as a component of the Company's general and administrative expenses for the year ended June 30, 1994.


    Pay-in-kind debentures totaling $78,073 were issued in 1995 in lieu of payment of interest on the then outstanding 7% pay-in-kind debentures.

    The Company incurred capital lease obligations of $2,600 to finance new equipment during the year ended June 30, 1994.

                        UNSI Corporation and Subsidiary

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years ended June 30, 1995 and 1994


A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Description of Business

    UNSI Corporation and its wholly owned subsidiary, Investors' Fiduciary Services, Inc. (hereinafter collectively referred to as the "Company"), provided, until September 5, 1995, proxy advisory and related services to institutional investors and fund managers (see Note B).


    2.  Recapitalization and Principles of Consolidation


    As described more fully at Note C, UNSI Corporation acquired all of the outstanding common and preferred stock of Investors' Fiduciary Services, Inc. ("IFSI") on January 3, 1994. For accounting purposes the acquisition has been treated as a recapitalization of IFSI, with IFSI as the acquirer (a reverse acquisition). The historical financial statements prior to January 3, 1994, are those of IFSI. The Company's consolidated financial statements for the year ended June 30, 1994, include the accounts of IFSI for the year then ended, and the accounts of UNSI Corporation from January 3, 1994, through June 30, 1994. All significant intercompany transactions and balances have been eliminated.


    3. Cash and Cash Equivalents


    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents. The Company maintains a high percentage of its cash balances in one financial institution located in New York City, New York. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. All amounts held at this financial institution in excess of $100,000 are uninsured.


    4. Revenue Recognition


    Professional fees consist primarily of fees collected for the provision of ongoing proxy analysis services and for the processing of specific proxies for institutional investors and fund managers. A large portion of these fees are collected in advance. The Company defers unearned fees and recognizes them as revenue in the period in which it performs the services.

                        UNSI Corporation and Subsidiary

                       Years ended June 30, 1995 and 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    5.  Property and Equipment

    Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases, or the service lives of the improvements, whichever is less. Leased property under capital leases is amortized over the lives of the respective leases, or the service lives of those leases which substantially transfer ownership. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.


    6. Income Taxes

    The Company accounts for income taxes under the liability method as provided for in Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are accumulated depreciation and unearned revenue.


    7. Pro Forma Presentation (Unaudited)

    The unaudited pro forma presentation of the balance sheet has been prepared assuming that the sale of assets and assumption of liabilities as discussed in Note B occurred as of June 30, 1995.



NOTE B - SALE OF ASSETS AND CERTAIN LIABILITIES OF IFSI (UNAUDITED)

    On September 5, 1995, the Company sold all of its operating assets, with concomitant assumption by CDA Investment Technologies, Inc. of essentially all liabilities associated with IFSIis operating activities. The base purchase price of $2,249,600 was comprised of assumption of liabilities of the Company of approximately $358,600 and payment of cash to the Company of approximately $1,691,000. Additionally, the purchaser placed $200,000 of the sales proceeds in an escrow account. This $200,000 will be paid to the Company by the escrow agent over the next eighteen months, subject to payment from this account of any unrecorded liabilities related to pre-transaction date activity which arise.
The Company does not believe there are any material liabilities to be paid from these escrow funds and has recorded this escrow account as an asset as of the date of the sale transaction.

                        UNSI Corporation and Subsidiary

                       Years ended June 30, 1995 and 1994



NOTE B - SALE OF ASSETS AND CERTAIN LIABILITIES OF IFSI (UNAUDITED) -
Continued

    Following is a pro forma presentation of the computation of the gain on the sale of IFSI assets, had the sale occurred on June 30, 1995:

Net book value of assets sold                            $  425,459

Unearned revenue recorded for which future
services from the Company are not required                 (194,587)

     Net book value of IFSI assets sold                     230,872


Consideration received, inclusive of the
assumption of $320,448 of liabilities and net of an
estimated $50,000 in legal and other sale related costs   2,199,600


     Pro forma gain on sale of IFSI assets, had the
       sale
     occurred on June 30, 1995                           $1,968,728

    Additionally, the Company could receive up to an additional $750,000 on the sale of the aforementioned operating assets, subject to the achievement by the buyer of certain customer retention and product development goals set forth in the sale agreement. This contingent consideration has not been recorded as part of the sale price, and would be recognized by the Company prospectively as achievement against such customer retention and product development goals is determined.

NOTE C - RECAPITALIZATION


    On January 3, 1994, UNSI Corporation acquired, through a reverse subsidiary merger, all of the outstanding common and preferred stock of IFSI. The transaction has been accounted for as a reverse acquisition, with recapitalization of IFSI occurring as of January 3, 1994. The net assets of UNSI Corporation of $191,428 have been recorded as an increase in additional contributed capital.

                        UNSI Corporation and Subsidiary

                       Years ended June 30, 1995 and 1994


NOTE C - RECAPITALIZATION - Continued


    The agreement and plan of merger between the parties, which were controlled prior and subsequent to the merger by UNSI Corporation's principal stockholder, provided for: (a) the exchange of all outstanding shares of IFSI's common stock (60,000 shares) for warrants to purchase 3,750,001 shares of UNSI common stock; and (b) the exchange of all outstanding shares of IFSI's preferred stock (400 shares) for a 5% subordinated convertible debenture (convertible into 1,650,000 shares of UNSI common stock and 1,000,000 shares of UNSI Series B preferred stock).



NOTE D - AMOUNTS DUE FROM OTHER ENTITIES AND INDIVIDUALS


    During 1995, the Company determined a total of $230,805 in non-trade notes receivable, advances, and accrued interest to be of doubtful collectibility, based on past payment patterns. These amounts, which totaled $147,340 at June 30, 1994 and were increased in 1995 by a net amount of $83,465, were charged to expense in the year ended June 30, 1995. These notes and advances are all due on demand and continue to bear interest at approximately 6% per annum.



NOTE E - PROPERTY AND EQUIPMENT


    The property and equipment balances at June 30,1995, were as follows:


                               Estimated
                                 service
                                   lives
                              (in years)

Computer equipment                     5    $ 127,214
Office equipment                       5       66,237
Furniture and fixtures                 7      115,731
Leasehold improvements               3-4       90,742
                                              399,924
Less accumulated depreciation
 and amortization                            (115,888)

                                            $ 284,036

                        UNSI Corporation and Subsidiary

                       Years ended June 30, 1995 and 1994

NOTE F - OBLIGATIONS TO RELATED PARTIES


    1.  Notes and Advances Payable to Principal Stockholder


    Notes and advances payable to the Company's principal stockholder totaled $592,321 at June 30, 1995. These amounts bear interest at 5% per annum and are currently due, based on the conditions for repayment set forth in the note payable agreements and presumed in the advances. In connection with the issuance of certain of these advances and notes payable during 1995, the Company issued to the principal stockholder Series C and Series D warrants for the purchase of 312,150 shares, subject to adjustment as provided for therein, of the Companyis common stock. (see Note K-5). The principal stockholder has agreed to defer payment of $438,250 of the amounts due him until such time as the Companyis pay-in-kind debentures have been converted or redeemed.


    2. Short-Term Notes Payable to Debenture Holder


    Short-term notes payable of $700,000 were outstanding at June 30, 1995 to an entity which holds a significant portion of the Companyis 7% pay-in-kind debentures. These notes payable, which bore interest at 24.5% per annum, were repaid subsequent to year-end. Accrued interest on these notes payable, which totaled $48,732 at June 30, 1995, was also paid subsequent to year-end. In connection with the issuance of certain of these notes payable during 1995, the Company issued to the debenture holder Series C and Series D warrants for the purchase of 2,185,049 shares, subject to adjustment as provided for therein, of the Companyis common stock (see Note K-5).

3.  Subordinated Convertible Debenture


    The Company issued a 5% subordinated convertible debenture, with an outstanding balance at June 30, 1995 and 1994, of $331,250, to the principal stockholder as part of the recapitalization (Note C). The 5% subordinated convertible debenture, due January 2, 1999, is convertible into 1,650,000 shares of common stock of the Company and 1,000,000 shares of the Company's Series B preferred stock, with antidilution provisions applicable. It cannot be converted in part. The Company has not paid the interest due on this debenture. However, the principal stockholder has waived the applicable provision of the debenture related to this previous non-payment and has agreed to payment of principal as originally set forth in the debenture, with prior and current interest due on the next interest due date.

                        UNSI Corporation and Subsidiary

                       Years ended June 30, 1995 and 1994

NOTE G - PAY-IN-KIND CONVERTIBLE DEBENTURES


    The 7% pay-in-kind convertible debentures, which have an outstanding balance at June 30, 1995 and 1994, of $1,193,413 and $940,000, respectively, and are due May 31, 1999, are convertible into shares of common stock of the Company at the rate of one share of common stock for each $.4524 principal amount of debenture, with antidilution provisions applicable. Interest on these debentures can, at the option of the Company, be paid in the form of additional issuance of similar convertible debentures, provided that no additional pay-in-kind convertible debentures can be issued to satisfy interest requirements subsequent to November 30, 1998. The debentures will bear interest at the greater of 7% or the applicable annually compounded federal rate for debt instruments (6.125% at June 30, 1995).


    These debentures can be converted into common stock at the option of the debenture holder at any time prior to May 31, 1999, but are subject to mandatory conversion into shares of the Company's common stock upon the achievement by the Company of "profitability" as defined in the merger agreement. Generally, the agreement defines profitability to be equal to the achievement of revenues in excess of $1,500,000 in any twelve month period (provided that within that twelve month period, a three month period shall show positive net earnings).

NOTE H - LEASES


    1. Capitalized Lease Obligations


    The Company leases certain of its operating equipment under leases which have been capitalized. The leases, which are noncancelable and expire in 1996, were assumed by the buyer in the sale of IFSI assets, as described more fully at Note B.


    2.  Operating Leases


    Additionally, the Company leases office space under agreements expiring through December 1996. These leases, which have been classified for accounting purposes as operating leases, are subject to customary escalation clauses for executory costs and operating expenses. As part of the asset sale agreement discussed more fully at Note B, all obligations associated with these leases were transferred to the buyer. As of the date of closing, the Company has no further obligation with respect to these operating leases.

                        UNSI Corporation and Subsidiary

                       Years ended June 30, 1995 and 1994

NOTE I - NOTE PAYABLE TO BANK


    The note payable to bank, which had an outstanding balance of $250,000 at June 30, 1994, was a short-term obligation bearing interest at 7.25%, due on demand. The note payable to bank was repaid during 1995.



NOTE J - MARKETING COMMISSIONS PAYABLE


    The Company had previously entered into a marketing partnership with another firm, whereby that firm was paid a percentage of the first year revenues accruing to IFSI from clients referred by the other firm. Additionally, the other firm owned 30,000 shares of common stock of IFSI, representing 50% of the total shares of common stock outstanding at the time the marketing partnership was terminated. The Company has reached an agreement with the other firm to settle outstanding commissions to be paid under this arrangement, which ceased in fiscal year 1993, totaling $84,700. Pursuant to this settlement, the Company's principal stockholder and key members of management of IFSI purchased the other firm's outstanding shares prior to the recapitalization of the Company. While final payment of these accrued marketing commissions payable has not been made, management believes that settlement, as will actually be concluded, will not materially vary from the amount recorded at June 30, 1995.


NOTE K - STOCKHOLDERS' EQUITY


    1. Series B Convertible Preferred Stock


    As of December 31, 1993, the Company authorized 1,000,000 shares of Series B convertible preferred stock. Each of these shares is convertible into one share of the Company's common stock, at the option of the future holder. No shares of Series B convertible preferred stock were issued or outstanding at June 30, 1995.


    2. Common Stock


    At June 30, 1995, a total of 12,135,158 shares of common stock should have been reserved for conversion of 5% subordinated and 7% pay-in-kind debentures, stock options, stock warrants, and the possible future conversion of the unissued Series B preferred stock. At June 30, 1995, a total of 4,335,158 shares of common stock which should have been reserved were not, as they were not yet authorized by the Company's Board of Directors.

                        UNSI Corporation and Subsidiary

                       Years ended June 30, 1995 and 1994


NOTE K - STOCKHOLDERS' EQUITY - Continued


3. Stock Options


    At January 3, 1994, a total of 500,000 shares of common stock was reserved under UNSI Corporation's stock option plan. This plan became the Company's plan upon the Company's recapitalization which occurred on that date. At January 3, 1994, options for 155,000 shares were outstanding and the balance of 345,000 shares was available for future grants. No options were granted in the period from January 3, 1994 to June 30, 1994. A total of 20,000 options were granted in the year ended June 30, 1995. No options were exercised or canceled in the period from January 3, 1994 to June 30, 1995. At June 30, 1995, options for 175,000 shares were outstanding, and the balance of 325,000 shares was available for future grant.


    Option prices range from $.12 to $1.00 per share, the equivalent of not less than 100% of the fair market value at the date of grant. Upon the exercise of options, the proceeds are credited to the common stock account to the extent of the par value of the shares issued, and the proceeds in excess of par value are credited to the additional contributed capital account.


    4.  Series A and B Warrants to Purchase Common Shares

    During 1994, the Company issued a Series A warrant to one of its directors for the purchase of 100,000 shares of the Company's common stock. The Series A warrant, which is exercisable at the option of the holder, expires on December 31, 1998, and carries an exercise price of $.25 per share, with antidilution provisions applicable. Additionally, the Company reserved 3,750,001 shares of common stock for issuance upon exercise of three Series B warrants issued in connection with the Company's recapitalization (see Note C) at June 30, 1994 and 1995. The Series B warrants expire on December 31, 2005, and carry an exercise price of $.125 per share, with antidilution provisions applicable.


    5.  Series C and D Warrants to Purchase Common Shares

    During 1995, the Company issued Series C and Series D warrants to its principal stockholder and a debenture holder in consideration for certain notes and advances payable as described at Note F. The Series C and D warrants provide for the purchase of 1,617,199 and 880,000 shares, respectively, of the Company's common stock at an exercise price of $.10 per share. The exercise price and number of shares of common stock issuable upon exercise of these warrants is subject to adjustment as more fully described therein. The Series C and Series D warrants are exercisable at the option of the holder in the period from January 4, 1995 through January 19, 2000.

                        UNSI Corporation and Subsidiary

                       Years ended June 30, 1995 and 1994




NOTE L - LOSS PER SHARE

    Loss per common share is based on the average number of shares of common stock outstanding, after considering the recapitalization of the Company at January 3, 1994 (Note C). The exercise of stock options and warrants (Note K) would be antidilutive.



NOTE M - INCOME TAXES


    The Company recognized no income tax expense in 1995 or 1994 due to the losses it sustained. The statutory federal tax rate was 35% for the year ended June 30, 1995 and 1994. The Company's effective tax rate was zero in both of those years due to the net operating losses it experienced. At June 30, 1995, an operating loss carryforward of approximately $3,590,000, expiring through 2010, is available to offset future taxable income for financial reporting purposes. Tax regulations limit the utilization of net operating loss carryforwards. Therefore, the Company may be required to pay income taxes in future years even though significant carryforward benefits exist.


    Deferred tax assets and liabilities at June 30, 1995 and 1994, consisted of the following:

                                                                1995          1994
 Deferred tax assets:
    Unearned revenue                                     $    75,889     $  88,194
    Net operating loss carryforwards                       1,400,885       727,701
                                                           1,476,774       815,896
    Less valuation allowance                              (1,458,375)     (805,326)

   Deferred tax liabilities - excess of tax
     depreciation
        over depreciation recognition for
          financial
        statement purposes                                   (18,394)      (10,569)

               Total                                     $         -     $       -

                        UNSI Corporation and Subsidiary

                       Years ended June 30, 1995 and 1994

NOTE M - INCOME TAXES - Continued


    The valuation allowance was increased by $653,049 during 1995, based on management's reevaluation of the likelihood of realization.

    The Federal income tax returns of the Company have not been examined in recent years. Management believes adequate provision has been made for any adjustments which might be assessed at some future date.

NOTE N - RELATED PARTY TRANSACTIONS

    A summary of outstanding amounts due to and from related parties at June 30, 1995 and 1994 is as follows:

                                                       1995       1994

Notes and advances payable to principal stockholder 592,321    528,321
Short-term notes payable to debenture holder        700,000          -
Accrued interest due to related parties              83,643     11,000
5% subordinated convertible debenture due to
    principal stockholder                           331,250    331,250

    A summary of related party transactions during each of the years in the two-year period ended June 30, 1995 is as follows:

                                                     1995      1994

 Interest expense on related party indebtedness      77,854    25,846


NOTE O - LINE OF BUSINESS AND SALES TO MAJOR CUSTOMERS


    The Company is engaged in one line of business: the provision of proxy advisory services. The Company's current client base is geographically dispersed, but is limited to a relatively small number of institutional investors and fund managers. No single client represented in excess of 10% of revenues in 1995 or 1994 (see Note B).

          Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                    On July 5, 1994, the Company engaged Grant Thornton as its independent auditor, and terminated its relationship with its former auditor, Abrams & Sprung (the "Former Auditor"). The foregoing decisions were approved by the Board of Directors of the Company.

                    The   Former   Auditor's  reports   on   the  financial
          statements for fiscal 1992 and 1993 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During fiscal 1992 and 1993 and the subsequent interim period preceding July 5, 1994, there were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused it to make reference to the subject matter of the disagreements in connection with its report.


          Item 9.   Directors and Executive Officers of the Registrant.

                    The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than October 28, 1995.


          Item 10.  Executive Compensation

                    The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than October 28, 1995.


          Item 11.  Security  Ownership  of Certain  Beneficial  Owners and
          Management.

                    The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than October 28, 1995.


          Item 12.  Certain Relationships and Related Transactions

                    The information called for by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than October 28, 1995.

   Item 13.  Exhibits and Reports on Form 8-K.


                                                                        Sequential
                                                                          Page No.
     (a)Exhibit Index
      2.1  - Agreement and Plan of Merger dated as of January 3,
             1994 by and among UNSI Corporation, IFSI Acquisition,
             Inc. and Investors' Fiduciary Services, Inc. ("IFSI") (1)
      2.2  - Agreement of Purchase and Sale dated as of September 5,
             1995 by and among Investors' Fiduciary Services, Inc.,
             UNSI Corporation, Peter Lusk and CDA Investment Technologies,
             Inc. (7)
      3.1  - Restated Certificate of Incorporation. (2)
      3.2  - By laws of the Registrant. (3)
      3.3 - Certificate of Amendment to the Company's Restated Certificate of Incorporation (4)
      4.1  - Series A Warrant. (1)
      4.2 - Form of Series B Warrant (including exhibits A through D thereto). (1)
      4.3  - 5% Subordinated Convertible Debenture Due January 2, 1999. (1)
      4.4  - Certificate of Designations, Preferences and Rights of the
             Company in respect of Series B Preferred Stock. (1)
      4.5  - 5% Promissory Note issued by Investors' Fiduciary Services, Inc.
             to Peter Lusk (the "IFSI Note"). (1)
      4.6  - Guaranty of the IFSI Note. (1)
      4.7  - Form of 7% Pay-in-Kind Convertible Debenture due May 31, 1999. (8)
      4.8  - Registrant's Series C Warrant (WC-4).
      4.9  - Registrant's Series C Warrant (WC-5).
      4.10 - Registrant's Series D Warrant (WD-4).
      4.11 - Registrant's Series D Warrant (WD-5).
     10.1 - Consulting Agreement and Option Agreement between the Company and David Bondon. (5)
     10.2  - 1986 Stock Option Plan, as amended. (6)
     10.6 - Demand note issued by Registrant to United States Trust Company of New York. (8)
     21.1  - Subsidiaries of the Registrant. (8)

        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report. A Current Report on Form 8-K dated September 5, 1995 was filed with respect to the sale by the Company's operating subsidiary of substantially all its assets.

        (1)  Incorporated  by  reference to  the  corresponding  exhibit of  the
             Registrant's Current Report on Form 8-K for January 3, 1994.
        (2)  Incorporated  by  reference to  exhibit  3(a)  of the  Registrant's
             Registration Statement on Form S-18 (File No. 33-11874).
        (3) Incorporated by reference to the exhibit 3(b) of Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.
        (4) Incorporated by reference to exhibit 3.3 of the Registrant's Current Report on Form 8-K for May 29, 1991.
        (5) Incorporated by reference to exhibit 10(e) of the Registrant's Registration Statement on Form S-18 (File No. 33-11874).
        (6)  Incorporated  by reference  to  exhibit 10(j)  of the  Registrant's
             Annual Report on Form 10-K for the year ended June 30, 1988.
        (7)  Incorporated  by  reference to  exhibit  2.1 of  the  Registrant's
             Current Report on Form 8-K dated September 5, 1995.
        (8) Incorporated by reference to the corresponding exhibit of the Registrant's Annual Report on Form 10-KSB for the fiscal year ending June 30, 1994.

                                      SIGNATURES

                    In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  October 11, 1995

                                   UNSI CORPORATION



                                   By: /s/Peter Lusk
                                       Peter Lusk, Chairman of the Board

                    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          By:/s/Peter Lusk
             Peter Lusk, Chairman of the Board of Directors
             (Principal Executive Officer and Principal
             Financial and Accounting Officer)
          Date:  October 11, 1995


          By:/s/Fred Katz
             Fred Katz, Director
          Date:  October 11, 1995


          By:/s/Kenneth L. Dowd, Jr.
             Kenneth L. Dowd, Jr., Director
          Date:  October 11, 1995

                          SECURITIES AND EXCHANGE COMMISSION






                                   UNSI CORPORATION



                     Exhibits to the Annual Report on Form 10-KSB
                       for the fiscal year ended June 30, 1995



                             Commission File No. 0-16117

     Exhibit                                                     Sequential
     Number         Description                                  Page No.

      4.8           Registrant's Series C Warrant (WC-4).
      4.9           Registrant's Series C Warrant (WC-5).
      4.10          Registrant's Series D Warrant (WD-4).
      4.11          Registrant's Series D Warrant (WD-5).