Form 10KSB/A
period 1995-06-30
UNSI CORP
filed 1995-10-30
CIK 810624

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

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

Item 9.           Directors and Executive officers of the Registrant.

Name                                                 Age               Positions and Offices
Peter A. Lusk                                        56                Chairman of the Board
Kenneth L. Dowd, Jr.                                 54                Director and President
A. Camille Nichols Dvorscak                          40                Director*
William M. Nichols                                   37                Director*
Fred S. Katz                                         55                Director
David George Ball                                    56                Director*

-----------------
*Resigned subsequent to the Company's fiscal year end


                  Peter A.  Lusk was  elected  to  serve  as a  director  of the
Company in 1990, and has served as Chairman of the Board of Directors since 1991. For more than the past five years, he has been an officer of Forstmann-Leff Associates, Inc., a money manager for institutional investors.

                  Kenneth L. Dowd, Jr. has served as President and a director of the Company since January 1994. Mr. Dowd has served as Managing
Director of Warren Management Consultants ("WMCI"), a management consulting firm since 1992. For more than five years prior thereto, he was President and Chief Executive Officer of Chemical Investment Group
Ltd.

                  A. Camille Nichols Dvorscak, has served as a director of the Company since January 1994. She has been employed as an executive officer by IFSI since 1991. Ms. Dvorscak is William Nichols' sister.
She resigned as a director of the Company in September 1995.

                  William M. Nichols has served as a director of the Company since January 1994. He has been employed by IFSI as an executive officer since 1991. Mr. Nichols is Ms. Dvorscak's brother. He resigned as a director of the Company in September 1995.

                  Fred Katz was elected to serve as a director of the Company in 1991. He has been a managing director of Whale Securities Co. since 1991. From July 1989 until May 1991, he was a private investor.

                  David George Ball has served as a director of the Company since May 1994. Mr. Ball has been a partner at Williams Mullen Christian & Dobbins since 1993. For the four years prior thereto, he served as Assistant Secretary of the United States Department of Labor and as head of its Pension and Welfare Benefits Administration division. He resigned as a director of the Company in August 1995.

                  All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Directors do not receive compensation for attending directors' meetings. Non-management directors serving in such capacity on January 1 are entitled to receive options to acquire 10,000 shares of Common Stock. Officers serve at the discretion of the Board of Directors.

Item 10.          Executive Compensation.

                  Mr. Lusk, the Company's chief executive officer, was not paid salary or bonus during the past three fiscal years. None of the Company's other officers received salary and bonus in excess of $100,000 during the past three fiscal years. Mr. Lusk is the holder of currently exercisable options (which are not in-the-money) to acquire 10,000 shares of Common Stock. No other executive officers hold options to acquire Common Stock.

                  Ms. Nichols Dvorscak and Mr. Nichols had employment contracts, as amended, expiring in February 1997 pursuant to which they were entitled to receive an annual base salary of $75,000 and $80,000, respectively, plus certain other fringe benefits. These agreements were terminated by the mutual consent of the parties thereto in connection with the sale by IFSI of substantially all its assets in September 1995.


Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

                  Set forth below is information as of September 30, 1995 concerning the stock ownership of all persons known to the Company to own beneficially 5% or more of the Company's Common Stock, each director of the Company owning stock, and all officers and directors of the Company as a group. All shares are beneficially owned and sole investment and voting power is held by the person named below unless otherwise indicated.

                                                                                                 Percentage
Beneficial owner (1)                                 Amount of Shares                            of Class
----------------                                     ----------------                            --------

Peter A. Lusk                                           3,808,108 (2)                                78.2%

Kenneth L. Dowd, Jr.                                          -   (3)                                -

Fred S. Katz                                              152,400 (4)                                 6.5%

Murray Koppelman                                          139,800                                     6.3%
825 Third Avenue
New York, NY 10022

M&A Investments, Inc. (5)                               1,182,581                                    33.3%
120 Senlac Drive
Carrollton, Texas 75006

All officers and                                        3,960,508 (1)(2)                             79.2%
directors as a group
(two persons owning stock)


(1) Unless otherwise indicated, the address for the individuals identified above, all of whom, except for Mr. Koppelman and M&A Investments, Inc. ("M&A"), are directors of the Company, is c/o Forstmann-Leff Associates, Inc., 55 East 52nd Street, New York, New York 10055.

(2) Includes options to acquire 10,000 shares of Common Stock and 2,650,000 shares of Common Stock issuable upon conversion of the Company's 5% convertible subordinated debenture due 1999 (inclusive of 1,000,000 share of Common Stock issuable upon conversion of the Series B Preferred Stock issuable upon conversion of such debenture). Does not include (a) Series B Warrants to acquire 1,071,438 shares of Common Stock, (b) Series C Warrants to acquire 202,150 shares of Common Stock and (c) Series D Warrants to acquire 110,000 shares of Common Stock. The number of shares issuable upon exercise of the Series C and Series D Warrants is subject to adjustment based upon, among other things, the number of outstanding rights or warrants to acquire Common Stock.

(3) Does not include approximately 94,606 shares of Common Stock issuable upon conversion of the PIK Debenture (as defined herein) issued to WMCI. Mr. Dowd disclaims beneficial ownership of such securities.

(4) Includes options and warrants to acquire 30,000 and 100,000 shares of Common Stock, respectively.

(5) Includes 1,182,581 shares of Common Stock issuable upon conversion of the Company's Pay-In-Kind Debentures due 1999 ("PIK Debentures"). Does not include Series C Warrants to acquire 1,415,049 shares of Common Stock nor Series D Warrants to acquire 770,000 shares of Common Stock. The number of shares issuable upon exercise of the Series C and Series D Warrants is subject to adjustment based upon, among other things, the number of outstanding rights or warrants to acquire Common Stock.


Item 12.          Certain Relationships and Related Transactions.

         During the past fiscal year, MVS Incorporated ("MVS"), an entity in which Mr. Lusk is a director and stockholder, borrowed an aggregate of $44,625 from the Company. At June 30, 1995, MVS was indebted to the Company in the amount of $157,270. The Company determined that such indebtedness (including accrued interest) was not collectible. See Note D of Notes to the Company's 1995 consolidated financial statements.

         The Company borrowed an aggregate of $700,000 from M&A in fiscal 1995 (the "M&A Loan"). The M&A Loan, as well as the Additional Lusk Loan (as defined herein), bore interest at 24.5% per annum. The M&A Loan, including accrued interest of $80,781 at the date of repayment, was repaid in September 1995. In connection with its loan, M&A was issued warrants to acquire 2,185,049 shares of Common Stock, subject to adjustment. As a condition to making $200,000 of such loans, M&A required that Peter Lusk lend the Company an aggregate of $100,000 (the "Additional Lusk Loan"). The Additional Lusk Loan, including accrued interest of $5,672 at the date of repayment, were repaid in September 1995. In connection with the Additional Lusk Loan, Mr. Lusk was issued warrants to acquire 312,150 shares of Common Stock, subject to adjustment. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

         In January 1994, in connection with the acquisition of IFSI, the Company issued its 5% subordinated convertible debenture in principal amount of $331,250 to Mr. Lusk. Interest of $16,562 accrued on this debenture during fiscal 1995. Mr. Lusk has agreed to defer repayment of this debenture and the accumulated accrued interest balance of $24,776 (through the end of fiscal 1995) until the Company's PIK Debentures are repaid or converted.

         In January 1994, IFSI issued its 5% promissory note in the principal amount of $438,825 to Mr. Lusk. Interest of $21,941 accrued on this note during fiscal 1995. Mr. Lusk has agreed to defer repayment of this note and the accumulated accrued interest balance of $32,912 (through the end of fiscal 1995) until the Company's PIK Debentures are repaid or converted.

         From time to time, Mr. Lusk has loaned funds to the Company to meet its short-term cash requirements. During fiscal 1995, such loans (in addition to the Additional Lusk Loan) were made for an aggregate of $64,700. Repayments to Mr. Lusk of $700 were made during the past fiscal year, leaving an aggregate balance at June 30, 1995, of $153,996, plus unpaid accrued interest of $9,903.

                                                         SIGNATURE



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.




                                UNSI CORPORATION



                                /s/Peter A. Lusk
                                 Peter A. Lusk,
                                Chairman of the Board (principal
                                executive officer and principal
                                financial and accounting officer)





Dated:  October 30, 1995