Form 10QSB
period 1995-09-30
UNSI CORP
filed 1995-11-14
CIK 810624

UNSI CORPORATION
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1995

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to              .

Commission file number 0-16117


                         UNSI CORPORATION
  (Exact name of small business issuer as specified in charter)


        Delaware                         22-2661940
(State of Incorporation)    (I.R.S. Employer Identification No)


c/o Forstmann-Leff Associates, Inc.
55 East 52nd Street, New York, New York             10055
(Address of Principal Executive Offices)         (Zip Code)


                           (212) 407-9450
                     (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 1994 the number of shares outstanding of the issuer's Common Stock was 2,210,000.

                                                          UNSI CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)


                                                                       September 30,                June 30,
                                                                           1995                       1995

ASSETS
Current Assets
  Cash                                                                 $ 745,173                 $  100,035
  Accounts receivable                                                     13,200                    115,346
  Other current assets                                                    29,000                      3,300
                                                                        --------                  ---------
   Total Current Assets                                                  787,373                    218,681

Property and equipment, at cost,
  less accumulated depreciation                                             --                      284,036
Escrowed sale proceeds                                                   200,000                         --
Other Assets                                                              31,500                     39,358
                                                                        --------                  ---------
                                                                      $1,018,873                   $542,075
                                                                      ==========                  =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts payable                                                     $   1,014                 $  292,265
  Unearned revenue                                                          --                      194,587
  Accrued expenses                                                       134,394                    221,114
  Notes payable                                                             --                          580
  Notes and advances payable
    to related parties                                                    53,496                    853,496
  Other current liabilities                                               84,700                     84,700
                                                                        --------                  ---------
   Total Current Liabilities                                             273,604                  1,646,742
                                                                        --------                  ---------
Long-term Obligations
  Notes payable, shareholder                                             438,825                    438,825
  Pay-in-kind convertible debentures                                   1,193,413                  1,193,413
  5% subordinated convertible debenture                                  331,250                    331,250
                                                                       ---------                  ---------
                                                                       1,963,488                  1,963,488
                                                                       ---------                  ---------
Stockholders' Equity (Deficiency)
  Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    10,000 shares outstanding                                               --                         --
  Common stock, $.01 par value;
    authorized; 2,210,000 and
    2,210,000 shares outstanding                                          22,100                     22,100
  Capital in excess of par                                               369,932                    369,932
  Accumulated deficit                                                (1,610,251)                 (3,460,187)
                                                                      ----------                 ----------
   Total Stockholders' Deficiency                                    (1,218,219)                 (3,068,155)
                                                                      ----------                 ----------
                                                                      $1,018,873                   $542,075
                                                                      ==========                 ==========

See accompanying notes to consolidated financial statements

                                                    UNSI CORPORATION
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)


                                                                       Three Months Ended
                                                              September 30,          September 30,
                                                                  1995                   1994
                                                                  ----                   ----
Revenue
  Earned revenue                                                $  65,712               $ 106,846
  Interest income                                                   1,456                   6,297
  Miscellaneous income                                                 --                    --
                                                                 --------                --------
                                                                   67,168                 113,143
                                                                 --------                --------

Costs and Expenses
  Direct costs of services                                        188,468                 266,060
  Selling, general and
   administrative expenses                                        121,088                 194,491
  Interest expense                                                 62,660                  37,103
                                                                ---------               ---------
                                                                  372,216                 497,654
                                                                ---------               ---------
(Loss) From Operations                                           (305,048)             $(384,511)

Extraordinary gain from
  sale of assets                                                2,154,984                    --
                                                                ---------               ---------
Net Income (Loss)                                              $1,849,936               $(384,511)
                                                                =========               =========
(Loss) Per Share                                                    $0.84                  $(0.17)
                                                                    =====                   =====

Weighted average number of
  shares of common stock
  outstanding                                                   2,210,000               2,210,000
                                                                =========               =========






See accompanying notes to consolidated financial statements

                                                    UNSI CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)



                                                                       Three Months Ended September 30
                                                                        1995                         1994

CASH FLOWS FROM OPERATING
       ACTIVITIES:

 Net Income (loss)                                                    $1,849,936                  $(384,511)

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:

   Depreciation                                                           25,403                      8,775
   Changes in operating assets
    and liabilities:
   Decrease in accounts receivable                                       102,146                     43,559
   (Increase) decrease in
    other current assets                                                 (25,700)                    22,216
   (Increase) decrease in
    other assets                                                           7,858                     (  200)
   Increase (decrease) in
    accounts payable                                                    (291,251)                     1,507
   Increase (decrease) in
    unearned revenue                                                    (194,587)                     9,711
   Increase (decrease) in
    accrued expenses payable                                             (86,720)                    31,708
   Increase in other current
    liabilities                                                             --                        1,309
                                                                        ---------                 ----------
 Net cash (used in) operating
  activities                                                           1,387,085                   (265,926)
                                                                        ---------                 ----------

CASH FLOWS FROM INVESTING
       ACTIVITIES:

 Additions to/disposals of
  property and equipment                                                 258,633                      ( 332)
 Additions to notes receivable                                                --                    (36,625)
 Additions to escrow receivable                                         (200,000)                        --
 Investment in marketable securities                                          --                   (295,000)
                                                                        ---------                 ----------
Net cash (used in) investing activities                                   58,633                   (331,957)
                                                                        ---------                 ----------


See accompanying notes to consolidated financial statements

                                                     UNSI CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)


Continued-

CASH FLOWS FROM FINANCING
       ACTIVITIES:

 Proceeds of subordinated debentures                                          --                    175,340
 Proceeds of notes payable - stockholder                                      --                         --
 Principal payments on notes payable                                    (800,580)                    (4,846)
                                                                        ---------                 ----------
 Net cash provided by financing
  activities                                                            (800,580)                   170,494
                                                                        ---------                 ----------

NET INCREASE (DECREASE) IN CASH                                          645,138                   (427,389)

CASH - BEGINNING                                                         100,035                    726,624
                                                                        ---------                 ----------
CASH - ENDING                                                           $745,173                   $299,235
                                                                        =========                 ==========


See accompanying notes to consolidated financial statements

                                UNSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

September 30, 1995


NOTE A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company acquired all of the outstanding preferred and common stock of Investors' Fiduciary Services, Inc. ("IFSI") on January 3, 1994. For accounting purposes the acquisition has been treated as a recapitalization of IFSI, with IFSI as the acquiror (a reverse acquisition). For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1995. As a result of the reverse acquisition accounting, financial statements for the periods prior to the merger reflect only the financial position and results of operations of IFSI, while the current period and most immediate prior period financial statements represent consolidated operations of IFSI and UNSI.


Note B - Sale of Business

On September 5, 1995, IFSI, the Company's operating subsidiary sold all of its operating assets, with concomitant assumption by CDA Investment Technologies, Inc of essentially all liabilities associated with IFSI's operating activities. The base purchase price of $2,249,600 was comprised of assumption of liabilities of the Company of approximately $351,600 and payment of cash to the Company of approximately $1,698,000. Additionally, the purchaser placed $200,000 of the sale proceeds into an escrow account. The escrow balance is payable to the Company over an eighteen-month period, subject to payment from the account of any unrecorded liabilities that may arise related to pre-transaction activities. The Company does not believe that there are any material liabilities to be paid from the escrow funds.

Additionally, the Company would receive up to an additional $750,000 on the sale of the IFSI assets, subject to the achievement by the purchaser of certain customer retention and product development goals. The contingent consideration has not been recorded as part of the sale price and would be recognized as the retention and development goals are met.

During the current quarter, the Company has recorded an extraordinary gain of approximately $2,155,000 related to the sale of the assets.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations:

Three Months Ended September 30, 1995 and 1994

During the three months ended September 30, 1995, revenues were $67,168, compared to $113,143 for the comparable period of the prior year, or a 40.4% decline. The decline was due to the fact that the assets and business of the IFSI, were sold on or about September 5, 1995 (the "IFSI Sale").

Direct expenses of operations for the three month period ended September 30, 1995 decreased by $77,592 from the corresponding period in the prior year. Operating expenses consist primarily of employee salaries and associated costs, information and data purchased from third parties, and fixed expenses associated with IFSI's facilities and equipment. Selling, general, and administrative expenses for the current three-month period decreased by $73,403 from the corresponding period in the prior year. The decrease in these expenses is primarily attributable to the IFSI Sale. Interest expense in the current three month period increased by $25,557 from the corresponding period in the prior year as a result of the higher rate of interest on the increased debt outstanding during the current three months.

For the three months ended September 30, 1995, the Company had a net operating loss of $305,048, compared to a net operating loss of $384,511 during the comparable prior period. During the current period, the Company recorded an extraordinary gain of $2,154,984 from the sale of the assets and business of IFSI, producing overall net income of $1,849,936 for the current three-month period.


Liquidity and Capital Resources

As of September 30, 1995, the Company had total current assets of $787,373 and working capital of $513,769. The Company's cash position at the end of the first quarter of fiscal 1996 increased by $645,138 from June 30, 1995, primarily because of the proceeds from the IFSI Sale.

The Company currently engages in no operating activities other than the investment of its cash and the search for possible merger or acquisition opportunities. Accordingly, the Company's expenditures will consist primarily of legal and accounting fees. The Company's working capital is sufficient to meet its present and anticipated near term operating needs. The Company has no commitments for any material capital expenditure.


Part II.

Item 6.  Exhibits and Reports on Form 8-K.

One report on Form 8-K dated on or about September 5, 1995 was filed during this period disclosing the IFSI Sale.

                                    SIGNATURE



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                          UNSI CORPORATION



                                         By: /s/Peter Lusk
                                            Peter Lusk, Chairman of the Board
                                            (Principal Executive Officer and
                                            Principal Financial and Accounting
                                            Officer)




Dated:  November 10, 1995
        New York, New York