Form 10QSB
period 1995-12-31
UNSI CORP
filed 1996-02-20
CIK 810624

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES ACT OF 1934

For the Quarterly Period ended December 31, 1995

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

Commission file number 0-16117

          ______________________UNSI CORPORATION______________________
          (Exact name of small business issuer as specified in charter)


________Delaware________          _____________22-2661940_____________
(State of Incorporation)          (I.R.S. Employer Identification No.)

c/o Forstmann-Leff Associates, Inc.
55 East 52nd Street, New York, New York                     __10055___
(Address of Principal Executive Offices)                    (Zip Code)

                           _______(212) 407-9450______
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 1995 the number of shares outstanding of the issuer's Common Stock was 2,210,000

                                UNSI CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS



                                                                     December 31                    June 30
                                                                         1995                        1995
Current Assets
  Cash and equivalents                                                 $ 482,217                 $  100,035
  Short-term investments                                                 287,500                       --
  Accounts receivable                                                       --                      115,346
  Loans receivable                                                        48,000                       --
  Other current assets                                                       463                      3,300
                                                                        --------                  ---------
   Total Current Assets                                                  818,180                  1,017,491

Property and equipment, at cost,
  less accumulated depreciation                                                 --                  284,036
Escrowed sale proceeds                                                   133,333                       --
Other Assets                                                              31,500                     39,358
                                                                        --------                  ---------
                                                                        $983,013                   $542,075
                                                                       =========                  =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts payable                                                     $  17,662                 $  292,265
  Unearned revenue                                                          --                      194,587
  Accrued expenses                                                       127,493                    221,114
  Notes payable, current                                                    --                          580
  Notes and advances payable
    to related parties                                                    53,496                    853,496
  Other current liabilities                                               84,700                     84,700
                                                                        --------                  ---------
   Total Current Liabilities                                             283,351                  1,646,742
                                                                        --------                  ---------
Long-term Obligations
Notes payable, shareholder                                               438,825                    438,825
Pay-in-kind convertible debentures                                     1,193,413                  1,193,413
5% Subordinated convertible debenture                                    331,250                    331,250
                                                                       ---------                  ---------
                                                                       1,963,488                  1,963,488
                                                                       ---------                  ---------
Stockholders' Equity (Deficiency)
  Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    no shares outstanding                                                   --                         --
  Common stock, $.01 par value;
    authorized; 2,210,000 and
    2,210,000 shares outstanding                                          22,100                     22,100
  Capital in excess of par                                               369,932                    369,932
  Accumulated deficit                                                 (1,655,857)                (3,460,187)
                                                                      ----------                 ----------
   Total Stockholders'(Deficiency)                                    (1,263,825)                (3,068,155)
                                                                      ----------                 ----------
                                                                        $983,013                   $542,075
                                                                      ==========                 ==========


See accompanying notes to consolidated financial statements

                                UNSI CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Six Months Ended        Three Months Ended
                                                         December 31           December 31
                                                       1995       1994       1995       1994
                                                     --------   --------   --------   ------
Revenue
  Interest income                                    $ 26,231   $ 10,529   $ 24,775   $  4,232

Costs and Expenses
  Operating expenses                                   29,466     30,095     25,555      5,035
  Interest expense                                    107,487     58,246     44,827     21,143
                                                     --------   --------   --------   --------
                                                     $136,953   $ 88,341   $ 70,382   $ 26,178
                                                     --------   --------   --------   --------

(Loss) From Continuing Operations                   $(110,722) $( 77,812) $( 45,607) $( 21,946)

Discontinued operations
  Loss from operations
   of discontinued business                          (239,933)  (636,168)  (   --  )  (307,524)
  Gain on disposal of
   discontinued business                            2,154,984        --         --         --
                                                   ----------  ---------  ---------  ---------
Net Income (Loss)                                  $1,804,329  $(713,980) $( 45,607) $(329,470)
                                                   ===========  =========  =========  =========

Income (Loss) Per Share from
 Continuing Operations                                 $(0.05)    $(0.04)    $(0.02)    $(0.01)
Discontinued operations                                  0.87      (0.28)        --      (0.14)
                                                        ------     ------     ------     ------
Income(Loss) Per Share                                  $0.82     $(0.32)    $(0.02)    $(0.15)
                                                       =======    =======    =======    =======

Weighted average number of
  shares of common stock
  outstanding                                        2,210,000  2,210,000  2,210,000  2,210,000
                                                     =========  =========  =========  =========




See accompanying notes to consolidated financial statements

                                UNSI CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                       Six Months Ended December 31
                                                                          1995                1994
CASH FLOWS FROM OPERATING
       ACTIVITIES:

 Net Income (loss)                                                    $1,804,329          $(713,980)

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:

   Depreciation                                                           25,403             17,550
   Changes in operating assets
    and liabilities:
   Decrease in accounts receivable                                       115,346              2,065
   Decrease in other current assets                                        2,837             17,562
   Decrease(Increase) in other assets                                      7,858               (200)
   Increase (Decrease) in accounts payable                              (274,603)            71,296
   Increase (Decrease) in unearned revenue                              (194,587)            43,630
   Increase (Decrease) in accrued expenses                               (93,621)            50,187
   Increase in other current liabilities                                    --                5,369
                                                                        ---------        ----------
 Net cash (used in) operating
  activities                                                           1,392,962          (506,521)
                                                                       ----------        ----------

CASH FLOWS FROM INVESTING
       ACTIVITIES:

 Additions to short-term investments                                    (287,500)             --
 Additions to/disposals of
  property and equipment                                                 258,633          ( 31,832)
 Additions to notes receivable                                           (48,000)         ( 56,625)
 Additions to escrow receivable                                         (200,000)                --
                                                                        ---------        ----------
Net cash used in investing activities                                   (276,867)         ( 88,457)
                                                                        ---------        ----------

CASH FLOWS FROM FINANCING
       ACTIVITIES:

 Proceeds of subordinated debentures                                        --             175,340
 Principal payments on notes and
  Advances to related parties                                           (800,000)          (13,500)
 Principal payments on notes payable                                        (580)         (259,122)
                                                                        ---------        ----------
 Net cash provided by financing
  activities                                                            (800,580)          (97,282)
                                                                        ---------        ----------

NET INCREASE (DECREASE) IN CASH                                          315,515          (692,262)

CASH - BEGINNING                                                         100,035           726,624
                                                                        ---------        ----------
CASH - ENDING                                                           $415,550          $ 34,362
                                                                        =========        ==========


See accompanying notes to consolidated financial statements

                                UNSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 1995


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

As a result of the sale of IFSI's business as discussed in Note B, the results of IFSI's operations have been reported as a discontinued business.


Note B - Sale of Business

On September 5, 1995, the Company sold all of its operating assets, with concomitant assumption by CDA Investment Technologies, Inc. (the "purchaser") of essentially all liabilities associated with IFSI's operating activities. The base purchase price of $2,249,600 was comprised of assumption of liabilities of the Company of approximately $351,600 and payment of cash to the Company of approximately $1,698,000. Additionally, the purchaser placed $200,000 of the sale proceeds into an escrow account. The escrow balance is payable to the Company over an eighteen-month period (commencing September 1995), subject to payment from the account of any unrecorded liabilities that may arise related to pre-transaction activities. The initial scheduled payment of one-third of the escrow has been received and Company does not believe that there are any material liabilities to be paid from the remaining escrow funds. Additionally, the Company could receive up to an additional $750,000 on the sale of the IFSI assets, subject to the achievement by the purchaser of certain customer retention and product development goals. The contingent consideration has not been recorded as part of the sale price and would be recognized as the retention and development goals are met.

During the first fiscal quarter of 1996, the Company recorded a gain of approximately $2,155,000 related to the sale of the IFSI assets.

Item 2. Management's Discussion and Analysis and Plan of Operation

Results of Operations:

Three and Six Months Ended December 31, 1995

During the three and six months ended December 31, 1995, revenue consisted of interest earned of $24,775 and $26,231, compared to $4,232 and $10,259, for the corresponding periods of the prior year, or an increase of 485% and 149%, respectively. The increase was due to the fact that the Company had higher average cash balances resulting from the sale of the assets and business of its former operating subsidiary, Investors' Fiduciary Services, Inc. ("IFSI"), in September, 1995. See notes A and B herein.

Operating expenses for the three-months ended December 31, 1995 increased to $25,555 from $5,035 for the corresponding period in the prior year. During the current six-month period, operating expenses were $29,466, compared to $30,095 for the comparable period in the prior year. Substantially all of the expense increase for the three-month period was attributed to fees associated with the sale of IFSI's assets. Interest expense for the three and six months period ended December 31, 1995 was $44,827 and $107,487, respectively, and for the corresponding periods in the prior year was $21,143 and $58,246, respectively. Interest expense for fiscal 1996 increased from fiscal 1995 due primarily to the short-term loans that were outstanding prior to the IFSI sale and the increased face amount of pay-in-kind debentures outstanding.

For the three months ended December 31, 1995, the Company had a net operating loss of $45,607, compared to a net operating loss of $21,946 during the comparable period in the prior year. For the six months ended December 31, 1995, the Company recorded a net operating loss of $110,722, compared to a net operating loss of $77,812 during the comparable period in the prior year.

For the six-month period ending December 31, 1995, the Company reported a loss from discontinued operations of $239,933 compared to $636,168 for the comparable period in the prior year. The decrease is attributable to the sale by IFSI of its assets and business. In addition, during the three-month period ended December 31, 1994, the Company had a loss from discontinued operations of $307,524. In the current six-month period the Company recorded a gain of $2,154,936 from the sale of the assets and business of IFSI, resulting in net income of $1,804,329 for the six months ended December 31, 1995.


Liquidity and Capital Resources

As of December 31, 1995, the Company had total current assets of $818,180 and working capital of $534,829 (inclusive of loans receivable of $48,000). The Company's cash position (exclusive of short-term investments) at December 31, 1995 increased by $315,515 from June 30, 1995, primarily because of the proceeds from the IFSI sale.

Item 2. Management's Discussion and Analysis and Plan of Operation


Liquidity and Capital Resources (continued)

The Company currently engages in no operating activities other than the investment of its cash and the search for possible merger or acquisition opportunities. Accordingly, the Company's expenditures will consist primarily of legal and accounting fees. It is anticipated that interest expense on the Company's Pay-in-kind debentures will be paid by the issuance of additional debentures. The Company's working capital is sufficient to meet its present and anticipated near term operating needs. The Company has no commitments for any material capital expenditure.

Part II.

Item 6.  Exhibits and Reports on Form 8-K.

None during this period.

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


Dated:            February 20, 1996
                  New York, New York