Form 10QSB
UNSI CORP
filed 1996-05-20
CIK 810624

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES ACT OF 1934

For the Quarterly Period ended March 31, 1996

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

Commission file number 0-16117

          ______________________UNSI CORPORATION______________________
          Exact name of small business issuer as specified in charter)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 1996 the number of shares outstanding of the issuer's Common Stock was 2,210,000

                                UNSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS


                                                                      March 31                      June 30
                                                                         1996                        1995

Current Assets
  Cash and equivalents                                                 $  43,826                 $  100,035
  Short-term investments (Note C)                                        600,000                       --
  Accounts receivable                                                       --                      115,346
  Loans receivable                                                        68,000                       --
  Other current assets                                                     1,266                      3,300
                                                                        --------                  ---------
   Total Current Assets                                                  713,092                  1,017,491

Property and equipment, at cost,
  less accumulated depreciation                                               --                    284,036
Escrowed sale proceeds                                                   133,333                       --
Other Assets                                                              31,500                     39,358
                                                                        --------                  ---------
                                                                        $877,925                   $542,075
                                                                        ========                   ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts payable                                                     $   2,171                 $  292,265
  Unearned revenue                                                          --                      194,587
  Accrued expenses                                                       160,328                    221,114
  Notes payable, current                                                    --                          580
  Notes and advances payable
    to related parties                                                     9,293                    853,496
  Other current liabilities                                               84,700                     84,700
                                                                        --------                  ---------
   Total Current Liabilities                                             256,492                  1,646,742
                                                                        --------                  ---------

Long-term Obligations
Notes payable, shareholder                                               438,825                    438,825
Pay-in-kind convertible debentures                                     1,193,413                  1,193,413
5% Subordinated convertible debenture                                    331,250                    331,250
                                                                       ---------                  ---------
                                                                       1,963,488                  1,963,488
                                                                       ---------                  ---------
Stockholders' Equity (Deficiency)
  Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    no shares outstanding                                                   --                         --
  Common stock, $.01 par value;
    authorized; 2,210,000 and
    2,210,000 shares outstanding                                          22,100                     22,100
  Capital in excess of par                                               369,932                    369,932
  Accumulated deficit                                                 (1,734,087)                (3,460,187)
                                                                       ---------                  ---------

   Total Stockholders'(Deficiency)                                    (1,342,055)                (3,068,155)
                                                                       ---------                  ---------
                                                                        $877,925                   $542,075
                                                                        ========                   ========

See accompanying notes to consolidated financial statements

                                UNSI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Nine Months Ended    Three Months Ended
                                                        March 31             March 31
                                                    1996       1995       1996       1995
                                                  --------   --------   --------   ------

Revenue
  Interest income                                $ 31,033    $ 11,977   $  4,802   $ 1,448

Costs and Expenses
  Operating expenses                               42,162      58,728     12,696     28,633
  Interest expense                                140,323      79,736     32,836     21,490
                                                 --------    --------   --------   --------

                                                 $182,485    $157,561   $ 45,532   $ 50,123
                                                 --------    --------   --------   --------

(Loss) From Continuing Operations               $(151,452)  $(126,487) $( 40,730) $( 48,675)

Discontinued operations
  Loss from operations
   of discontinued business                      (239,933) (1,025,528) (   --  )  (389,360)
Unrealized loss on investment                     (37,500)     --      ( 37,500)      --
  Gain on disposal of
   discontinued business                        2,154,984      --          --         --
                                               ----------   ---------  ---------   -----

Net Income (Loss)                              $1,726,100 $(1,152,015) $( 78,230) $(438,035)
                                               ========== ===========  =========  =========

(Loss) Per Share from
 Continuing Operations                            $(0.07)    $(0.06)     $(0.02)    $(0.02)
Unrealized loss on investment                      (0.02)      --         (0.02)       --
Discontinued operations                             0.87      (0.46)         --      (0.18)
                                                   ------     ------      ------      -----

Income(Loss) Per Share                             $0.78     $(0.52)     $(0.04)    $(0.20)
                                                   ======     ======      ======     ======



See accompanying notes to consolidated financial statements

                                UNSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended March 31
                                                                          1996             1995

CASH FLOWS FROM OPERATING
       ACTIVITIES:

 Net Income (loss)                                                    $1,726,100        $(1,152,015)

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:

   Depreciation                                                           25,403             32,050
   Changes in operating assets
    and liabilities:
   Decrease in accounts receivable                                       115,346             18,926
   Decrease in other current assets                                        2,034              3,637
   Decrease(Increase) in other assets                                      7,858             (4,172)
   Increase (Decrease) in accounts payable                              (290,094)           134,709
   Increase (Decrease) in unearned revenue                              (194,587)           232,243
   Increase (Decrease) in accrued expenses                               (60,786)            96,520
   Increase in other current liabilities                                    --                8,051
                                                                        ---------        ----------

 Net cash (used in) operating
  activities                                                           1,331,774           (630,051)
                                                                       ---------          ----------

CASH FLOWS FROM INVESTING
       ACTIVITIES:

 Additions to short-term investments                                    (600,000)             --
 Additions to/disposals of
  property and equipment                                                 258,633          (162,176)
 Additions to notes receivable                                           (68,000)         ( 89,625)
 Additions to escrow receivable                                         (133,333)             --
                                                                        ---------          -------

Net cash used in investing activities                                   (542,700)         (251,801)
                                                                        ---------        ----------

CASH FLOWS FROM FINANCING
       ACTIVITIES:

 Proceeds of subordinated debentures                                        --             175,340
 Proceeds of notes to related parties                                                      500,000
 Principal payments on notes and
  Advances to related parties                                           (844,203)           (8,500)
 Principal payments on notes payable                                        (580)         (260,158)
                                                                        ---------        ----------

 Net cash provided by financing activities                              (844,783)          406,682
                                                                        ---------        ---------

NET INCREASE (DECREASE) IN CASH                                          (56,209)         (475,441)

CASH - BEGINNING                                                         100,035           726,624
                                                                        ---------        ---------

CASH - ENDING                                                           $ 43,826          $251,183
                                                                        =========        =========


See accompanying notes to consolidated financial statements

                                UNSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1996

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


Note B - Sale of Business

On September 5, 1995, the Company sold all of its operating assets, with concomitant assumption by CDA Investment Technologies, Inc. (the "purchaser) of essentially all liabilities associated with IFSI's operating activities. The base purchase price of $2,249,600 was comprised of assumption of liabilities of the Company of approximately $351,600 and payment of cash to the Company of approximately $1,698,000. Additionally, the purchaser placed $200,000 of the sale proceeds into an escrow account. The escrow balance is payable to the Company over an eighteen-month period (commencing September 1995), subject to payment from the account of any unrecorded liabilities that may arise related to pre-transaction activities. The initial scheduled payment of one-third of the escrow has been received and Company does not believe that there are any material liabilities to be paid from the remaining escrow funds. Additionally, the Company could receive up to an additional $750,000 on the sale of the IFSI assets, subject to the achievement by the purchaser of certain customer retention and product development goals. The contingent consideration has not been recorded as part of the sale price and would be recognized as the retention and development goals are met.

During the first fiscal quarter of 1996, the Company recorded a gain of approximately $2,155,000 related to the sale of the IFSI assets.

Note C - Short-term Investments

In March, 1996, the Company purchased a one-year $350,000 6% Convertible Subordinated Note (the Note) from Live Picture, Inc. The Note is convertible, at the option of the Company, into shares of Series A Preferred Stock of Live Picture, Inc. In conjunction with this transaction, the Company also received five-year warrants to purchase additional shares of Series A Preferred Stock of the issuer.

In November of 1995, the Company invested $250,000 in a derivative enhanced money market account and in October 1995, the Company invested $37,500 in the Common Stock of International Food Corp. Based upon the current market value of the International Food Corp. shares, the Company's investment therein has been written off as of March 31, 1996.

Item 2. Management's Discussion and Analysis and Plan of Operation

Results of Operations:

Three and Nine Months Ended March 31, 1996
During the three and nine months ended March 31, 1996, revenue from continuing operations consisted of interest earned of $4,802 and $31,033, compared to $1,448 and $11,977, for the corresponding periods of the prior year, or an increase of 232% and 159%, respectively. The increase was due to the fact that the Company had higher average cash balances resulting from the sale of the assets and business of its former operating subsidiary, Investors' Fiduciary Services, Inc. ("IFSI"), in September, 1995.

Operating expenses for the three and nine months ended March 31, 1996 decreased to by 56% and 28%, respectively from the corresponding periods in the prior year. Those decreases are attributable to the fact that the Company no longer operates an active business following the sale of IFSI's assets. Interest expense for the three and nine months ended March 31, 1996 increased by 52% and 76%, respectively from the corresponding periods in the prior year. Interest expense for fiscal 1996 increased from fiscal 1995 due primarily to the short-term loans that were outstanding prior to the IFSI sale and the increased face amount of pay-in-kind debentures outstanding.

For the three months ended March 31, 1996, the Company had a net operating loss of $40,730, compared to a net operating loss of $48,675 during the comparable period in the prior year. For the nine months ended March 31, 1996, the Company recorded a net operating loss of $151,452, compared to a net operating loss of $126,487 during the comparable period in the prior year.

For the nine-month period ending March 31, 1996, the Company reported a loss from discontinued operations of $239,933 compared to $1,025,528 for the comparable period in the prior year. The decrease is attributable to the sale by IFSI of its assets and business. In addition, during the three-month period ended March 31, 1995, the Company had a loss from discontinued operations of $389,360. In the current nine-month period the Company recorded a gain of $2,154,936 from the sale of the assets and business of IFSI and an unrealized loss on short-term investments $37,500, resulting in net income of $1,763,600 for the nine months ended March 31, 1996.

Item 2. Management's Discussion and Analysis and Plan of Operation

Liquidity and Capital Resources

As of March 31, 1996, the Company had total current assets of $713,092 and working capital of $456,600 (inclusive of short-term investments and loans receivable in the aggregate amount of $668,000). The Company's cash position at March 31, 1996 decreased by approximately $438,000 from December 31, 1995, primarily because of the transaction with Live Picture, Inc. (See Note C to the Consolidated Financial Statements), certain other short-term investments, and the payment of certain expenses.

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

Part II.

Item 6.  Exhibit 27--Financial Data Schedule and Reports on Form 8K.

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


Dated:            May 17, 1996
                  New York, New York