Form 10KSB
period 1996-06-30
UNSI CORP
filed 1997-02-19
CIK 810624

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JUNE 30, 1996

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

As of December 31, 1996, 2,210,000 shares of Common Stock were outstanding. As there is no public trading in the Company's Common Stock, the aggregate market value of the shares held by non-affiliates of the issuer is not reported.

The issuer's revenues for its most recent fiscal year were $20,652.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS.

                  Pursuant to the Asset Purchase Agreement among Investor's Fiduciary Services, Inc. ("IFSI"), UNSI Corporation (the "Company"), Peter Lusk and CDA Investment Technologies, Inc. ("CDA"), dated as of September 5, 1995 (the "Agreement"), IFSI, a wholly owned subsidiary of UNSI Corporation, sold substantially all of its assets (the "Purchased Assets") to CDA. Such assets constituted substantially all of the Company's non-cash operating assets. The purchase price for the Purchased Assets, subject to post-closing adjustments, was $2,249,600, consisting of $358,600 in the assumption of IFSI liabilities and a cash payment of approximately $1,691,000. CDA deposited $200,000 of the cash proceeds into an escrow account to meet IFSI's potential indemnification obligations under the Agreement, and to provide security for the collection of IFSI accounts receivable included in the Purchased Assets. The Escrow Agreement provided for the release of the escrowed funds in stages over an 18 month period, commencing with the closing. As of September 30, 1996, the Company had received $115,017 of such escrow funds and anticipates that it will receive an additional $67,950 of such escrow funds. The Agreement also provides for two additional payments of $375,000 each, in the event that certain conditions are satisfied. CDA made the first payment of $375,000 in January 1997. The Company does not anticipate that it will satisfy the conditions entitling it to the second $375,000 payment. See Note B of Notes to the Company's consolidated financial statements.

                  As a result of this transaction, the Company is no longer engaged in any operating activities other than the investment of its cash and the search for possible merger or acquisition opportunities. No such opportunities have been definitively identified at this time and there can be no assurance that such opportunities will be identified or that such transactions, if and when effected, will benefit the Company.

                  During the fiscal year ended June 30, 1996, Live Picture, Inc. ("LPI"), a California corporation engaged as a developer of digital imaging software for use on personal computers and the Internet borrowed $350,000 from the Company. In connection with this loan, the Company received warrants to acquire shares of LPI's capital stock. In September 1996, the Company converted such loan (including accrued interest) into approximately 201,093 shares of LPI Series C Preferred Stock (the "LPI Securities").

EMPLOYEES

                  As the Company does not engage in any operating activities, it has no employees.

ITEM 2.           DESCRIPTION OF PROPERTY.

                  The Company's principal executive office is located at: c/o Forstmann-Leff Associates, Inc., 55 East 52nd Street, New York, New York 10055. The Company does not pay rent for the use of this facility.

ITEM 3.           LEGAL PROCEEDINGS.

                  See Notes G and M of Notes to the Company's consolidated financial statements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not Applicable.


                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  There has been no established trading market for the Company's Common Stock for at least the past two years. As of December 31, 1996, there were approximately 35 record holders of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception, and it does not anticipate paying any cash dividends thereon in the foreseeable future.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  As a result of the sale of the IFSI assets and because the Company does not have any other operating activity, the Company's consolidated financial statements have been presented on a discontinued basis.

Results of operations

                  During the years ended June 30, 1996 and 1995, interest income, the principal source of the Company's revenue was $20,652 and $16,730, respectively. Selling, general and administrative expenses ("SG&A") for the years ended June 30, 1996 and 1995 were $154,177 and $290,759, respectively. These expenses decreased in fiscal 1996 by approximately 47% from fiscal 1995 as a result of the sale of IFSI and the decrease in bad debt expense. SG&A in fiscal 1996 and 1995 includes approximately $139,469 and $230,805, respectively, of bad debt expense associated with the write-off of non-trade receivables. Bad debt expense decreased in fiscal by 1996 because the Company had written off a significant amount of its non-trade receivables in fiscal 1995. See "Item 12. Certain Relationships and Related Transactions" and Note C of Notes to the Company's consolidated financial statements. Approximately $83,000 and $78,000 of the interest expense for fiscal 1996 and fiscal 1995, respectively, related to the PIK Debentures (as defined) was paid through the issuance of additional PIK Debentures .

                  The Company's loss from discontinued operations decreased by approximately 80% from the prior year inasmuch as the fiscal 1996 results only include losses from IFSI's operations through the date of sale. The Company had net earnings of $1,542,842 in fiscal 1996 as a result of the sale of IFSI's assets. The Company does not anticipate that it will generate earnings or positive cash flow (other than the receipt of $375,000 in January 1997 from CDA) in the immediate future.

Liquidity and Capital Resources

                  As of June 30, 1996, the Company had total current assets of $387,144 (exclusive of $350,000 in note receivable from LPI which was converted into LPI Securities subsequent to year end). The Company's cash position at the end of fiscal 1996 increased by $92,534 from the beginning of the fiscal year as a result of the cash generated by the sale of the assets of IFSI.

                  The Company currently engages in no operating activities other than the investment of its cash and the search for possible merger or acquisition opportunities. Accordingly, the Company's expenditures consist primarily of interest expense (which with respect to the PIK Debentures is paid through the issuance of additional PIK debentures and the balance of which is owed to Peter Lusk, the payment of which he has deferred) and professional fees. The Company's working capital is sufficient to meet its near term operating needs and it has no commitments for any material capital expenditures, other than as reflected in its consolidated financial statements and the notes thereto. The Company however, has not determined (other than through the acquisition of a profitable business entity) how it will satisfy the indebtedness related to the PIK Debentures that mature in 1999 or the indebtedness owed to Mr. Lusk. (See Notes B (2), D and E of Notes to the Company's consolidated financial statements.)


ITEM 7.           FINANCIAL STATEMENTS.
                                                                Page No.

Index to Consolidated Financial Statements                             4

Report of Independent Certified Public Accountants                   F-1

Consolidated Balance Sheet, June 30, 1996 and 1995                   F-2

Consolidated Statements of Operations, years
ended June 30, 1996 and 1995                                         F-4

Consolidated Statements of Stockholders' Deficiency, years
ended June 30, 1996 and 1995                                         F-5

Consolidated Statements of Cash Flows, years
ended June 30, 1996 and 1995                                         F-6

Notes to Consolidated Financial Statements, years
ended June 30, 1996 and 1995                                         F-8

                  FINANCIAL STATEMENTS AND REPORT OF
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                    UNSI CORPORATION AND SUBSIDIARY
                        June 30, 1996 and 1995

               Report of Independent Certified Public Accountants










Board of Directors and Stockholders
UNSI Corporation

We have audited the accompanying consolidated balance sheets of UNSI Corporation (a Delaware corporation) and Subsidiary as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note B to the accompanying consolidated financial statements, on September 5, 1995, the Company sold all of its operating assets. As a result, the Company has no active operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UNSI Corporation and Subsidiary as of June 30, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.




Atlanta, Georgia
December 9, 1996

                         UNSI Corporation and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,

                                 ASSETS (Note B)




                                                       1996          1995
                                                   ------------  -----------
CURRENT ASSETS
   Cash and cash equivalents                       $    192,569 $    100,035
   Trading securities - at market (Note A-5)             69,815            -
   Accounts receivable                                        -      115,346
   Escrowed sale proceeds (Note B)                      116,333            -
   Convertible note receivable (Note L)                 350,000            -
   Other current assets                                   8,427        3,300
                                                    -----------    ---------

         Total current assets                           737,144      218,681

PROPERTY AND EQUIPMENT, at cost,
   less accumulated depreciation                              -      284,036

OTHER ASSETS
   Other                                                 31,500       39,358
                                                    -----------    ---------



                                                   $    768,644 $    542,075
                                                    ===========  ===========

The accompanying notes are an integral part of these statements.

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY (Note B)




                                                              1996             1995
                                                          ------------    -----------

CURRENT LIABILITIES
     Accounts payable                                     $      9,480   $    292,265
     Unearned revenue                                                -        194,587
     Accrued expenses (Note K)                                 113,457        221,114
     Income taxes payable (Note J)                              30,000              -
     Marketing commissions payable (Note G)                     84,700         84,700
     Capitalized lease obligations,
       current portion (Note F)                                      -            580
     Notes and advances payable to related
       parties - current portion (Notes D and K)                 9,793        853,996
                                                           -----------    -----------
         Total current liabilities                             247,430      1,647,242
                                                           -----------    -----------

LONG-TERM OBLIGATIONS,
   LESS CURRENT PORTION
     Notes payable to stockholder (Notes D and K)              438,325        438,325
     7-7.125% pay-in-kind convertible debentures (Note E)    1,276,952      1,193,413
     5% subordinated convertible debenture (Note D)            331,250        331,250
                                                           -----------      ---------

                                                             2,046,527      1,962,988
                                                           -----------      ---------

COMMITMENTS AND CONTINGENCIES
   (Notes B, F, G and M)                                             -              -

STOCKHOLDERS' DEFICIENCY (Notes B and H)
    Preferred stock, $.01 par value; 1,000,000 shares
     authorized; no shares issued or outstanding                     -              -
   Common stock, $.01 par value; 10,000,000 shares
     authorized; 2,210,000 shares issued
     and outstanding                                            22,100         22,100
   Additional contributed capital                              369,932        369,932
   Accumulated deficit                                      (1,917,345)    (3,460,187)
                                                            ----------      ---------
         Total stockholders' deficiency                     (1,525,313)    (3,068,155)
                                                            ----------      ---------

                                                          $    768,644   $    542,075
                                                           ===========    ===========


                         UNSI Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended June 30,

                                    (Note B)



                                                                         1996                 1995
                                                                      ------------        --------


Interest income                                                      $      20,652     $      16,730
                                                                      ------------       -----------
                                                                            20,652            16,730

Costs and expenses
   Selling, general and administrative expenses (Note G)                   154,177           290,759
   Unrealized loss on trading securities                                    28,442                 -
   Interest (Note K)                                                       163,242           165,401
                                                                      ------------       -----------
                                                                           345,861           456,160
                                                                      ------------      ------------

         Loss from continuing operations
           before income taxes                                            (325,209)         (437,430)

Loss from discontinued operations                                         (256,933)       (1,304,056)
Gain on disposal of discontinued operations,
   net of $30,000 of income taxes                                        2,124,984                 -
                                                                      ------------      ------------

         NET EARNINGS (LOSS)                                         $   1,542,842     $  (1,743,486)
                                                                      ============        ==========

Earnings (loss) per common and common equivalent share (Note I)
     Loss from continuing operations                                 $       (.04)     $        (.20)
     Discontinued operations                                                  .22               (.59)
                                                                      -----------       ------------

                                                                     $        .18      $        (.79)
                                                                      ===========       ============

Earnings per common share - assuming full dilution
     Loss from continuing operations                                 $       (.03)
     Discontinued operations                                                  .15
                                                                      -----------

                                                                     $        .12




The accompanying notes are an integral part of these statements.

                         UNSI Corporation and Subsidiary

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                       Years ended June 30, 1996 and 1995



                                           Common stock               Additional
                                                 (Note H)            contributed       Accumulated
                                           Shares      Par value      capital         deficit          Total


Balance, June 30, 1994                    2,210,000      $22,100        $369,932      $(1,716,701)     $(1,324,669)

Net loss for the year                         -             -              -           (1,743,486)      (1,743,486)
                                     --------------    ---------    ------------       ----------       ----------

Balance, June 30, 1995                    2,210,000       22,100         369,932       (3,460,187)      (3,068,155)

Net earnings for the year                     -             -              -            1,542,842        1,542,842
                                     --------------    ---------    ------------       ----------       ----------

Balance, June 30, 1996                    2,210,000      $22,100        $369,932      $(1,917,345)     $(1,525,313)
                                          =========       ======         =======       ==========       ==========








The accompanying notes are an integral part of these statements.

                         UNSI Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,



                                                                                 1996               1995
                                                                             -------------     ---------

Reconciliation of net earnings (loss) to net cash used in operating activities:
     Net earnings (loss)                                                    $   1,542,842     $  (1,743,486)
     Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities:
         Depreciation                                                                   -            66,901
         Expenses paid through issuance of pay-in-kind
           debentures                                                              83,539            78,073
         Bad debt expense                                                         139,469           230,805
         Loss on sale of equipment                                                      -             9,219
         Gain on disposal of discontinued operations                           (2,154,984)                -
         Unrealized loss on investments                                            28,442                 -
         Changes in assets and liabilities net of effects of sale of IFSI assets:
              Decrease (increase) in accounts receivable                           43,672               440
              Decrease (increase) in other current assets                          (7,369)           22,064
              Increase in interest due from affiliated entities
                   and an individual                                                    -           (11,463)
              Increase in other assets                                                  -           (29,572)
              Increase (decrease) in accounts payable                             (98,152)          238,335
              (Decrease) increase in unearned revenue                              45,427           (31,551)
              Increase in accrued expenses                                       (107,657)          146,325
              Increase in income taxes payable                                     30,000                 -
                                                                             ------------      ------------
              Total adjustments                                                (1,997,613)          719,576
                                                                             ------------      ------------

              Net cash used in operating activities                              (454,771)       (1,023,910)

Cash flows from investing activities:
   Capital expenditures                                                                 -          (218,638)
   Proceeds from sale of equipment                                                      -             5,822
   Advances to affiliated entities                                                      -           (69,625)
   Proceeds from sale of assets                                                 1,811,439                 -
   Advances on notes receivable                                                  (350,000)                -
   Investment in trading securities                                               (69,815)                -
                                                                             ------------      ------------

           Net cash provided (used) in investing activities                     1,391,624          (282,441)


                         UNSI Corporation and Subsidiary

                              Years ended June 30,


                                                                  1996             1995
                                                           ---------------    ---------

Cash flows from financing activities:
   Principal payments under capital lease obligations               (116)           (9,578)
   Proceeds from (payments on) note payable to bank                    -          (250,000)
   Proceeds from issuance of notes payable to
     an entity                                                  (700,000)          700,000
   Net advances from (payments to) principal stockholder        (144,203)           64,000
   Proceeds from issuance of 7% pay-in-kind
     convertible debentures                                            -           175,340
                                                            ------------      ------------

           Net cash provided by financing activities            (844,319)          679,762
                                                            ------------      ------------

Net (decrease) increase in cash and cash equivalents              92,534          (626,589)
                                                            ------------      -------------

Cash and cash equivalents, beginning of year                     100,035           726,624
                                                            ------------      ------------

Cash and cash equivalents, end of year                     $     192,569     $     100,035
                                                            ============      ============


Cash paid during the year for:

   Interest                                                $      91,014     $           -


Noncash Investing and Financing Activities:


   Pay-in-kind debentures totaling $83,539 and $78,073 were issued in 1996 and 1995, respectively, in lieu of payment of interest in cash on the then outstanding 7-7.125% pay-in-kind debentures.



The accompanying notes are an integral part of these statements.

                         UNSI Corporation and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years ended June 30, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   1.  Description of Business

   UNSI Corporation and its wholly owned subsidiary, Investors' Fiduciary Services, Inc. (hereinafter collectively referred to as the "Company"), provided, until September 5, 1995, proxy advisory and related services to institutional investors and fund managers (see Note B).

   2.  Cash and Cash Equivalents

   For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents. The Company maintains a high percentage of its cash balances in one financial institution located in New York City, New York. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. Amounts held at this financial institution in excess of $100,000 are uninsured.

   3.  Property and Equipment

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

   4.  Income Taxes

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

                         UNSI Corporation and Subsidiary

                       Years ended June 30, 1996 and 1995



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   5.  Trading Securities

   Investments in trading securities are recorded at fair value.

   6.Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   7.  Reclassifications

   Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.


NOTE B - SALE OF ASSETS AND CERTAIN LIABILITIES OF IFSI

   1.   Sale of IFSI

   On September 5, 1995, the Company sold all of its operating assets, with concomitant assumption by CDA Investment Technologies, Inc. of essentially all liabilities associated with IFSI's operating activities. The base purchase price of $2,249,600 was comprised of assumption of liabilities of the Company of approximately $365,000 and payment of cash to the Company of approximately $1,691,000. Additionally, the purchaser placed $200,000 of the sales proceeds in an escrow account. This $200,000 is being paid to the Company by the escrow agent over an eighteen month period commencing on the closing of this transaction, subject to payment from this account of any unrecorded liabilities related to pre-transaction date activity which arise. At June 30, 1996, $66,667 has been paid to the Company. The Company has recorded the remaining escrow account, net of unrecorded liabilities related to pre-transaction date activity of $17,000, as an asset as of the date of the sale transaction. Subsequent to June 30, 1996, an additional payment of $66,667, less the $17,000 adjustment, was paid to the Company.

                         UNSI Corporation and Subsidiary

                       Years ended June 30, 1996 and 1995


NOTE B - SALE OF ASSETS AND CERTAIN LIABILITIES OF IFSI - Continued

   Following is a presentation of the computation of the gain on the sale of IFSI assets:

           Net book value of assets sold                             $  344,421

           Unearned revenue recorded for which future
           services from the Company are not required                  (240,014)
                                                                      ---------

                    Net book value of IFSI assets sold                  104,407

           Consideration received, inclusive of the
           assumption of $348,263 of liabilities                      2,259,391
                                                                      ---------

                    Gain on sale of IFSI assets before income taxes  $2,154,984
                                                                      =========

   The IFSI operations have been reported as a discontinued operation at June 30, 1996. The Company's prior year's operating results have been restated to reflect discontinued operations.

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

   The purchaser has submitted a report which indicates the first of two goals necessary for conditional payments was not met as of September 30, 1996. Subsequently, an agreement was reached between the Company and the purchaser in which a payment of $375,000 will be made to the Company.

   2.   Future Operations

   As reflected in the accompanying financial statements, the Company has a stockholders' deficiency of $1,525,313 at June 30, 1996. Accordingly in the absence of a resumption of profitable operating activities, the Company will not be able to meet all its obligations to its creditors and debenture holders. It is, however, management's intentions to identify and acquire a business in order for operations to resume.

                         UNSI Corporation and Subsidiary

                       Years ended June 30, 1996 and 1995



NOTE C - AMOUNTS DUE FROM OTHER ENTITIES AND INDIVIDUALS

   During 1995, the Company determined that a total of $230,805 in non-trade notes receivable, advances, and accrued interest to be of doubtful collectibility, based on past payment patterns. Accordingly, this amount was charged to expense in 1995. During 1996, an additional amount of $139,469 was charged to expense of which $134,551 was due from an entity, a director of which is the principal stockholder of the Company. These notes and advances are all due on demand and continue to bear interest at approximately 10% per annum.


NOTE D - OBLIGATIONS TO RELATED PARTIES (See Note B-2)

   1.  Notes and Advances Payable to Principal Stockholder

   Notes and advances payable to the Company's principal stockholder totaled $448,118 at June 30, 1996. These amounts bear interest at 5% per annum and are currently due, based on the conditions for repayment set forth in the note payable agreements and presumed in the advances. Included in notes and advances payable outstanding at June 30, 1995 was a $100,000 short term note payable in connection with a bridge financing (see Note D-2). This note bore interest at 24.5% per annum and was repaid subsequent to year-end, including accrued interest. In connection with the issuance of this notes payable, the Company issued to the principal stockholder Series C and Series D warrants for the purchase of 312,150 shares of the Company's common stock (see Note H-5) subject to adjustment as provided for therein. Accrued interest on these notes and advances payable at June 30, 1996 and June 30, 1995 totaled $6,564 and $10,136, respectively. The principal stockholder has agreed to defer payment of $438,325 of the amounts due him until such time as the Company's pay-in-kind debentures have been converted or redeemed.

   2.  Short-Term Notes Payable to Debenture Holder

   Short-term notes payable of $700,000 were outstanding at June 30, 1995 to an entity which holds a significant portion of the Company's 7-7.125% pay-in-kind debentures. These notes payable were issued in connection with a bridge financing which took place during fiscal 1995, bore interest at 24.5% per annum, were repaid subsequent to year-end. Accrued interest on these notes payable, which totaled $48,732 at June 30, 1995, was also paid subsequent to year-end. In connection with the issuance of certain of these notes payable during 1995, the Company issued to the entity Series C and Series D warrants for the purchase of 2,185,049 shares of the Company's common stock (see Note H-5) subject to adjustment as provided for herein.

                         UNSI Corporation and Subsidiary

                       Years ended June 30, 1996 and 1995



NOTE D - OBLIGATIONS TO RELATED PARTIES (See Note B-2) - Continued

   3.  Subordinated Convertible Debenture

   The Company issued a 5% subordinated convertible debenture, with an outstanding balance at June 30, 1996 and 1995, of $331,250, to the principal stockholder. The 5% subordinated convertible debenture, due January 2, 1999, is convertible into 1,650,000 shares of common stock of the Company and 1,000,000 shares of the Company's Series B preferred stock, with antidilution provisions applicable. It cannot be converted in part. The Company has not paid the interest due on this debenture. However, the principal stockholder has waived the applicable provision of the debenture related to this previous non-payment and has agreed to payment of principal as originally set forth in the debenture, with prior and current interest due on the next interest due date.


NOTE E - PAY-IN-KIND CONVERTIBLE DEBENTURES (See Note B-2)

   The 7-7.125% pay-in-kind convertible debentures, which have an outstanding balance at June 30, 1996 and 1995, of $1,276,952 and $1,193,413,
   respectively, and are due May 31, 1999, are convertible into shares of common stock of the Company at the rate of one share of common stock for each $.4524 principal amount of debenture, with antidilution provisions applicable. Interest on these debentures can, at the option of the Company, be paid in the form of additional issuance of similar convertible debentures, provided that no additional pay-in-kind convertible debentures can be issued to satisfy interest requirements subsequent to November 30, 1998. The debentures will bear interest at the greater of 7-7.125% or the applicable annually compounded federal rate for debt instruments (5.188% at June 30, 1996).

   These debentures can be converted into common stock at the option of the debenture holder at any time prior to May 31, 1999, but are subject to mandatory conversion into shares of the Company's common stock upon the achievement by the Company's "profitability" as defined. Generally, profitability is defined to be equal to the achievement of revenues in excess of $1,500,000 in any twelve month period (provided that within that twelve month period, a three month period shall show positive net earnings).

                         UNSI Corporation and Subsidiary

                       Years ended June 30, 1996 and 1995



NOTE F - LEASES

   1.  Capitalized Lease Obligations

   The Company leased certain of its operating equipment under leases which were capitalized. The leases, which were noncancelable and expired in 1996, were assumed by the buyer in the sale of IFSI assets, as described more fully at Note B.

   2.  Operating Leases

   Additionally, the Company leased office space under agreements expiring through December 1996. As part of the asset sale agreement discussed more fully at Note B, all obligations associated with these leases were transferred to the buyer. As of the date of closing, the Company has no further obligation with respect to these operating leases.


NOTE G - MARKETING COMMISSIONS PAYABLE

   IFSI had previously entered into a marketing partnership with another firm, whereby that firm was paid a percentage of the first year revenues accruing to IFSI from clients referred by the other firm. Additionally, the other firm owned 30,000 shares of common stock of IFSI, representing 50% of the total shares of common stock outstanding at the time the marketing partnership was terminated. IFSI reached an agreement with the other firm to settle outstanding commissions to be paid under this arrangement, which ceased in fiscal year 1993, totaling $84,700. Pursuant to this settlement, the Company's principal stockholder and key members of management of IFSI purchased the other firm's outstanding shares prior to the recapitalization of the Company. While final payment of these accrued marketing commissions payable has not been made, management believes that ultimate settlement will not materially vary from the amount recorded at June 30, 1996.


NOTE H - STOCKHOLDERS' EQUITY

   1.  Series B Convertible Preferred Stock

   As of December 31, 1993, the Company authorized 1,000,000 shares of Series B convertible preferred stock. Each of these shares is convertible into one share of the Company's common stock, at the option of the future holder. No shares of Series B convertible preferred stock were issued or outstanding at June 30, 1996.

                         UNSI Corporation and Subsidiary

                       Years ended June 30, 1996 and 1995



NOTE H - STOCKHOLDERS' EQUITY - Continued

   2.  Common Stock

   At June 30, 1996, a total of 9,316,254 shares of common stock should have been reserved for conversion of 5% subordinated and 7-7.125% pay-in-kind debentures, stock options, stock warrants, and the possible future conversion of the unissued Series B preferred stock.

   3.  Stock Options

   At January 3, 1994, a total of 500,000 shares of common stock was reserved under UNSI Corporation's stock option plan. This plan became the Company's plan upon the Company's recapitalization which occurred on that date. At January 3, 1994, options for 155,000 shares were outstanding and the balance of 345,000 shares was available for future grants. No options were granted in the period from January 3, 1994 to June 30, 1994. A total of 20,000 options were granted in the year ended June 30, 1995. No options were exercised or canceled in the period from January 3, 1994 to June 30, 1995. At June 30, 1995, options for 175,000 shares were outstanding, and the balance of 325,000 shares was available for future grant. During the year ended June 30, 1996, 10,000 options were granted and 10,000 options granted in 1995 were retired. At June 30, 1996, options for 175,000 shares were outstanding, and the balance of 325,000 shares were available for future grant.

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

   4.  Series A and B Warrants to Purchase Common Shares

   During 1994, the Company issued a Series A warrant to one of its directors for the purchase of 100,000 shares of the Company's common stock. The Series A warrant, which is exercisable at the option of the holder, expires on December 31, 1998, and carries an exercise price of $.25 per share, with antidilution provisions applicable. Additionally, the Company reserved 3,750,001 shares of common stock for issuance upon exercise of three Series B warrants. The Series B warrants expire on December 31, 2005, and carry an exercise price of $.125 per share, with antidilution provisions applicable. During 1996, 2,678,563 shares were retired with respect to two of the Series B warrants.

                         UNSI Corporation and Subsidiary

                       Years ended June 30, 1996 and 1995


NOTE H - STOCKHOLDERS' EQUITY - Continued

   5.  Series C and D Warrants to Purchase Common Shares

   During 1995, the Company issued Series C and Series D warrants to its principal stockholder and a debenture holder in consideration for certain notes and advances payable as described at Note E. The Series C and D warrants provide for the purchase of the aggregate of 1,617,199 and 880,000 shares, respectively, of the Company's common stock at an exercise price of $.10 per share. The exercise price and number of shares of common stock issuable upon exercise of these warrants is subject to adjustment as more fully described therein. The Series C and Series D warrants are exercisable at the option of the holder in the period from January 4, 1995 through January 19, 2000.


NOTE I - EARNINGS (LOSS) PER SHARE

   Primary earnings (loss) per common share is based on the average number of shares of common stock and common stock equivalents outstanding during the year. The stock warrants (see Note H-4,5) have been considered to be common stock equivalents and converted at the beginning of the year. Fully diluted earnings (loss) per common share is based on the assumption that all convertible debentures (see Notes D and E) were converted at the beginning of the year. The computations assume the elimination of interest expense, net of income tax, on the debentures. At June 30, 1995, the exercise of stock options and warrants would have been antidilutive.


NOTE J - INCOME TAXES

   The Company has recognized current income tax expense for 1996 of $30,000 due to the affects of alternative minimum tax arising from the sale of IFSI assets.

   No income tax expense was recognized in fiscal 1995 due to the losses it sustained. The statutory federal tax rate was 35% for the year ended June 30, 1996 and 1995. The Company's effective tax rate was 6% for the year ended June 30, 1996 as a result of the use of certain of the Company's loss carryforward. The Company had no tax liability in 1995 as a result of operating losses. At June 30, 1996, an operating loss carryforward of approximately $614,000, expiring through 2011, is available to offset future taxable income for financial reporting purposes. Tax regulations limit the utilization of net operating loss carryforwards. Therefore, the Company may be required to pay income taxes in future years even though significant carryforward benefits exist.

                         UNSI Corporation and Subsidiary

                       Years ended June 30, 1996 and 1995

NOTE J - INCOME TAXES - Continued

   Deferred tax assets and liabilities at June 30, 1996 and 1995, consisted of the following:

                                                           1996            1995
                                                          ---------    --------
  Deferred tax assets:
      Unearned revenue                                    $       -  $   75,889
      Net operating loss carryforwards                      614,088   1,400,885
                                                           --------   ---------
                                                            614,088   1,476,774
      Less valuation allowance                             (614,088) (1,458,375)
                                                           --------   ---------
                                                                  -      18,399

    Deferred tax liabilities - excess of tax depreciation
         over depreciation recognition for financial
         statement purposes                                       -     (18,399)
                                                           --------   ---------

            Total                                         $       -  $        -
                                                           ========   =========


   The Federal income tax returns of the Company have not been examined in recent years. Management believes adequate provision has been made for any adjustments which might be assessed at some future date.


NOTE K - RELATED PARTY TRANSACTIONS

   A summary of outstanding amounts due to and from related parties at June 30, 1996 and 1995 is as follows:

                                                              1996       1995
                                                          ----------- ---------

     Notes and advances payable to principal stockholder   $ 448,118  $ 592,321
     Short-term notes payable to debenture holder                  -    700,000
     Accrued interest due to related parties                  47,902     83,643
     5% subordinated convertible debenture due to
         principal stockholder                               331,250    331,250

   A summary of related party transactions during each of the years in the two-year period ended June 30, 1996 is as follows:
                                                          1996           1995
                                                      -----------      --------

     Interest expense on related party indebtedness    $19,294          $77,854

                         UNSI Corporation and Subsidiary

                       Years ended June 30, 1996 and 1995


NOTE L - CONVERTIBLE NOTE RECEIVABLE

   In March, 1996, the Company purchased a one-year $350,000 6% convertible subordinated note issued by Live Picture, Inc. (an unrelated party). This note is convertible, at the options of the Company, into shares of preferred stock of Live Picture, Inc. In conjunction with this transaction, the Company also received five-year warrants to purchase additional shares of preferred stock of the issuer.

   Subsequent to the year ended June 30, 1996, the Company converted the note into 201,093 shares of preferred stock. With respect to these shares, the Company and the principal stockholder of the Company entered into an agreement, expiring June 30, 1998, whereby the Company has the right to require the principal stockholder to purchase these shares at $1.80 per share. The principal stockholder has the option to purchase the shares from the Company at $2.00 per share through December 31, 1996, with the purchase price increasing by $.20 per share for each successive six-month period thereafter.


NOTE M - LITIGATION

   The Company is a party in a lawsuit which has arisen in the normal course of business involving an assertive claim of $24,000. In the opinion of management, the ultimate outcome of the lawsuit will not have a material impact, if any, on the Company's financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not Applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        Name                    Age              Positions and Offices

Peter A. Lusk                    57               Chairman of the Board
Kenneth L. Dowd, Jr.             56               Director and President
Fred S. Katz                     56               Director


                  Peter A. Lusk was elected to serve as a director of the Company in 1990, and has served as Chairman of the Board of Directors since 1991. For more than the past five years, he has been an officer of Forstmann-Leff Associates, Inc., a money manager for institutional investors.

                  Kenneth L. Dowd, Jr. has served as President and a director of the Company since January 1994. He has served as a Managing Director of Cowen & Company, an investment banking firm and as chief executive officer of its asset management group since December 2, 1996. During 1996, Mr. Dowd served as a senior advisor to Rogers Casey, an investment consulting firm. Prior thereto Mr. Dowd had, since 1991, served as Managing Director of Warren Management Consultants ("WMCI"), a management consulting firm.

                  Fred Katz was elected to serve as a director of the Company in 1991. Mr. Katz has served as a principal of First Taconic Capital Corporation, a merchant banker, since 1996. Prior thereto Mr. Katz had, since 1991, served as a managing director of Whale Securities Co., a broker/dealer. Mr. Katz serves as a director of Aquagenics, Inc., a company engaged in the water purification business.

                  All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Except for the grant of Director Options (as defined), directors are not compensated for any services provided as a director. Non-management directors serving in such capacity on January 1 are entitled to receive options to acquire 10,000 shares of Common Stock (the "Director Options"). Officers serve at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Two reports, with respect to two automatic grants to Fred Katz of non-qualified stock options, were not filed on a timely basis. Two reports, with respect to two transactions engaged in by Mr. Lusk were not filed on a timely basis.

ITEM 10.          EXECUTIVE COMPENSATION

                  Mr. Lusk, the Company's chief executive officer, was not paid salary or bonus during the past three fiscal years. See "Item 12. Certain Relationship and Related Transactions" for further information with respect to transactions between the Company and Mr. Lusk. None of the Company's other officers received salary and bonus in excess of $100,000 during the past three fiscal years.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  Set forth below is information as of December 31, 1996 concerning the stock ownership of all persons known to the Company to own beneficially 5% or more of the Company's Common Stock, each director of the Company owning stock, and all officers and directors of the Company as a group. All shares are beneficially owned and sole investment and voting power is held by the person named below unless otherwise indicated.



                                                                                        Percentage
Beneficial owner (1)                        Amount of Shares                            of Class
----------------                            ----------------                            --------
Peter A. Lusk                                  4,120,258 (2)                            79.9%

Kenneth L. Dowd, Jr.                                 -                                         -

Fred S. Katz                                      162,400 (3)                             6.9%

Murray Koppelman                                  139,800                                 6.3%
825 Third Avenue
New York, NY 10022

M&A Investments, Inc.                          3,450,504 (4)                                61.0%
120 Senlac Drive
Carrollton, Texas 75006

All officers and                               4,372,658 (1)(2)                         80.8%
directors as a group
(two persons owning stock)


(1) Unless otherwise indicated, the address for the individuals identified above, all of whom, except for Mr. Koppelman and M&A Investments, Inc. ("M&A"), are directors of the Company, is c/o Forstmann-Leff Associates, Inc., 55 East 52nd Street, New York, New York 10055.

(2) Includes (a) options to acquire 10,000 shares of Common Stock, (b) 2,650,000 shares of Common Stock issuable upon conversion of the Company's 5% convertible subordinated debenture due 1999 (inclusive of 1,000,000 share of Common Stock issuable upon conversion of the Series B Preferred Stock issuable upon conversion of such debenture), (c) Series C Warrants to acquire 202,150 shares of Common Stock, (d) Series D Warrants to acquire 110,000 shares of Common Stock and (e) 1,148,108 shares of Common Stock. Does not include Series B Warrants to acquire 1,071,438 shares of Common Stock. The number of shares issuable upon exercise of the Series C and Series D Warrants is subject to adjustment based upon, among other things, the number of outstanding rights or warrants to acquire Common Stock. The number of shares set forth above does not give effect to such adjustment.

(3) Includes options and warrants to acquire 40,000 and 100,000 shares of Common Stock, respectively.

(4) Includes (a) 1,265,455 shares of Common Stock issuable upon conversion of the Company's Pay-In-Kind Debentures due 1999 ("PIK Debentures"),
         (b) 1,415,049 shares of Common Stock issuable upon exercise of Series C Warrants, and (c) 770,000 shares of Common Stock issuable upon exercise of Series D Warrants. The number of shares issuable upon exercise of the Series C and Series D Warrants is subject to adjustment based upon, among other things, the number of outstanding rights or warrants to acquire Common Stock. The number of shares set forth above does not give effect to such adjustment.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  To provide the Company with liquidity with respect to its LPI Securities, the Company and Peter Lusk entered into an agreement dated June 27, 1996, providing that through June 30, 1998 the Company had the right to require Mr. Lusk to purchase the LPI Securities and entitling Mr. Lusk with the option to purchase the LPI Securities from the Company. Mr. Lusk is entitled to purchase the LPI Securities at a price equal to $2.00 per share through December 31, 1996, with the purchase price increasing by $.20 per share for each successive six month period thereafter and the Company is entitled to require Mr. Lusk to purchase the Securities for $1.80 per share.

                  At June 30, 1995, MVS Incorporated ("MVS"), an entity in which Mr. Lusk is a director and stockholder, had borrowed an aggregate of $173,443 (inclusive of accrued interest)(the "Initial Loan") from the Company. The Company determined for fiscal 1995 that the Initial Loan was not collectible. During the year ended June 30, 1996, the Company advanced to MVS (the "Second Loan") an additional $134,551 (inclusive of interest that accrued on such advances and interest that accrued on the Initial Loan). For fiscal 1996, the Company determined that the Second Loan was not collectible. The Initial Loan and the Second Loan are unsecured, payable on demand and bear interest at the rate of ten percent per annum. See Note C of Notes to the Company's consolidated financial statements.

                  The Company borrowed an aggregate of $700,000 from M&A in fiscal 1995 (the "M&A Loan"). The M&A Loan, as well as the Additional Lusk Loan (as defined herein), bore interest at 24.5% per annum. The M&A Loan, including accrued interest of $80,781 at the date of repayment, was repaid in September 1995. In connection with its loan, M&A was issued five year warrants to acquire 2,185,049 shares of Common Stock, subject to adjustment. As a condition to making $200,000 of such loans, M&A required that Peter Lusk lend the Company an aggregate of $100,000 (the "Additional Lusk Loan"). The Additional Lusk Loan, including accrued interest of $5,672 at the date of repayment, were repaid in September 1995. In connection with the Additional Lusk Loan, Mr. Lusk was issued five year warrants to acquire 312,150 shares of Common Stock, subject to adjustment. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" and Note H (5) of Notes to the Company's consolidated financial statements.

         In January 1994, in connection with the acquisition of IFSI, the Company issued its 5% subordinated convertible debenture in principal amount of $331,250 to Mr. Lusk. Interest of $16,562 accrued on this debenture during fiscal 1996. Mr. Lusk has agreed to defer repayment of this debenture and the accumulated accrued interest balance of $41,338 (through the end of fiscal 1996) until the Company's PIK Debentures are repaid or converted.

         In January 1994, IFSI issued its 5% promissory note in the principal amount of $438,825 to Mr. Lusk. Interest of $21,916 accrued on this note during fiscal 1996. Mr. Lusk has agreed to defer repayment of this note and the accumulated accrued interest balance of $56,982 (through the end of fiscal 1996) until the Company's PIK Debentures are repaid or converted.

         From time to time, Mr. Lusk has advanced funds to the Company (in addition to the Additional Lusk Loan) to meet its short-term cash requirements. During fiscal 1995, such loans were made for an aggregate of $64,700. Repayments to Mr. Lusk of $100,700 were made during fiscal 1995, leaving an aggregate balance at June 30, 1995, of $53,996, plus unpaid accrued interest of $3,833. During fiscal 1996, Mr. Lusk did not advance any money to the Company. Repayments to Mr. Lusk during fiscal 1996 were made for an aggregate of $44,203, leaving a balance at June 30, 1996 of $9,793, plus unpaid and accrued interest of $6,564. All of such advances bore interest at the rate of 5% per annum.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.


(a)Exhibit Index
 2.1  - Agreement and Plan of Merger dated as of January 3,
           1994 by and among UNSI Corporation, IFSI Acquisition,
           Inc. and Investors' Fiduciary Services, Inc. ("IFSI") (1)
 2.2  - Agreement of Purchase and Sale dated as of September 5,
           1995 by and among Investors' Fiduciary Services, Inc.,
           UNSI Corporation, Peter Lusk and CDA Investment Technologies,
           Inc. (7)
 3.1  - Restated Certificate of Incorporation. (2)
 3.2  - By laws of the Registrant. (3)
 3.3 - Certificate of Amendment to the Company's Restated Certificate of Incorporation (4)
 4.1  - Series A Warrant. (1)
 4.2 - Form of Series B Warrant (including exhibits A through D thereto). (1)
 4.3  - 5% Subordinated Convertible Debenture Due January 2, 1999. (1)
 4.4  - Certificate of Designations, Preferences and Rights of the
           Company in respect of Series B Preferred Stock. (1)
 4.5  - 5% Promissory Note issued by Investors' Fiduciary Services, Inc.
           to Peter Lusk (the "IFSI Note"). (1)
 4.6  - Guaranty of the IFSI Note. (1)
 4.7  - Form of 7% Pay-in-Kind Convertible Debenture due May 31, 1999. (8)
 4.8  - Registrant's Series C Warrant (WC-4).(9)
 4.9 - Registrant's Series C Warrant (WC-5).(9)
4.10 - Registrant's Series D Warrant (WD-4).(9)
4.11 - Registrant's Series D Warrant (WD-5).(9)
4.12 - Registrant's Series E 7.12% Additional Convertible Debenture dated
           May 31, 1999.
4.13 - Registrant's Series F 7% Additional PIK Convertible Debenture dated
           May 31, 1999.
10.1 - Consulting Agreement and Option Agreement between the Company and David Bondon. (5)
10.2  - 1986 Stock Option Plan, as amended. (6)
10.6  - Demand note issued by Registrant to United States Trust Company of New York. (8)
10.7  - Agreement dated June 27, 1996 between the Company and Peter Lusk.
21.1  - Subsidiaries of the Registrant. (8)
(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED).


(5) Incorporated by reference to exhibit 10(e) of the Registrant's Registration Statement on Form S-18 (File No. 33-11874).
(6) Incorporated by reference to exhibit 10(j) of the Registrant's Annual Report on Form 10-K for the year ended June 30, 1988.
(7) Incorporated by reference to exhibit 2.1 of the Registrant's Current Report on Form 8-K dated September 5, 1995.
(8) Incorporated by reference to the corresponding exhibit of the Registrant's Annual Report on Form 10- KSB for the fiscal year ending June 30, 1994.
(9) Incorporated by reference to the corresponding exhibit of the Registrant's Annual Report on Form 10- KSB for the fiscal year ending June 30, 1995.

                                   SIGNATURES

                  In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 3, 1997

                                  UNSI CORPORATION



                                  By: /s/Peter Lusk
                                      Peter Lusk, Chairman of the Board

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/Peter Lusk
   Peter Lusk, Chairman of the Board of Directors
   (Principal Executive Officer and Principal
   Financial and Accounting Officer)
Date: February 3, 1997


By:/s/Fred Katz
   Fred Katz, Director
Date: February 3, 1997


By:/s/Kenneth L. Dowd, Jr.
   Kenneth L. Dowd, Jr., Director
Date: February 3, 1997

                       SECURITIES AND EXCHANGE COMMISSION
















                                UNSI CORPORATION



                  EXHIBITS TO THE ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996



                           COMMISSION FILE NO. 0-16117

Exhibit
Number            Description

 4.12 - Registrant's Series E 7.12% Additional PIK Convertible Debenture dated
            May 31, 1999.
 4.13 - Registrant's Series F 7% Additional PIK Convertible
            Debenture dated May 31, 1999.
10.7  - Agreement dated June 27, 1996 between the Registrant and Peter A. Lusk.