Form 10QSB
period 1996-09-30
UNSI CORP
filed 1997-03-14
CIK 810624

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934

                For the Quarterly Period ended September 30, 1996

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________.

                         Commission file number 0-16117

                                UNSI CORPORATION
          Exact name of small business issuer as specified in charter)


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

                                    Yes No x


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 1996 the number of shares outstanding of the issuer's Common Stock was 2,210,000

                                UNSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                               ASSETS

                                                                       September 30,                June 30,
                                                                           1996                      1996
Current Assets
  Cash and equivalents                                                   $ 81,063                 $ 192,569
  Trading securities - at market                                          209,058                    69,815
  Escrowed sale proceeds                                                   67,983                   116,333
  Notes receivable                                                        350,000                   350,000
  Incentive consideration receivable                                      375,000                      --
  Other current assets                                                     13,677                     8,427
                                                                         --------                 ---------
   Total Current Assets                                                 1,096,781                   737,144

Other Assets                                                               31,500                    31,500
                                                                         --------                 ---------
                                                                       $1,128,281                  $768,644
                                                                       ==========                 =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts payable                                                      $  13,804                 $   9,480
  Accrued expenses                                                        145,422                   113,457
  Notes and advances payable
    to related parties                                                      9,793                     9,793
  Income taxes payable                                                     30,000                    30,000
  Other current liabilities                                                84,700                    84,700
                                                                         --------                 ---------
   Total Current Liabilities                                              283,719                   247,430
                                                                         --------                 ---------
Long-term Obligations
  Notes payable, shareholder                                              438,325                   438,825
  Pay-in-kind convertible debentures                                    1,276,952                 1,276,952
  5% Subordinated convertible debenture                                   331,250                   331,250
                                                                        ---------                 ---------
                                                                        2,046,527                 2,046,527
                                                                        ---------                 ---------
Stockholders' Equity (Deficiency)
  Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    0 shares outstanding                                                --                        --
  Common stock, $.01 par value;
    authorized; 2,210,000 and
    2,210,000 shares outstanding                                           22,100                    22,100
  Capital in excess of par                                                369,932                   369,932
  Accumulated deficit                                                  (1,593,997)                  (1,917,345)
                                                                       ----------                ----------
   Total Stockholders' Deficiency                                      (1,201,965)                  (1,525,313)
                                                                       ----------                ----------
                                                                       $1,128,281                  $768,644
                                                                       ==========                   ==========


See accompanying notes to consolidated financial statements

                                UNSI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                Three Months Ended September 30,
                                                      1996             1995

Revenue
  Interest income                                 $     7,099       $     1,456
                                                  -----------       -----------

Costs and Expenses
  Selling, general and
   administrative expenses                             26,787            32,911
  Interest expense                                     31,967            67,157
                                                  -----------       -----------
                                                       58,754           100,068
                                                  -----------       -----------
(Loss) from Operations                                (51,655)          (99,612)

(Loss) from discontinued operations                      --            (256,933)
Gain on disposal of discontinued
  Operations, net of $30,000 of
  income taxes in 1995                                375,000         2,124,984
                                                  -----------       -----------
Net income (loss)                                 $   323,345       $ 1,769,439
                                                  ===========       ===========

Income (Loss) Per Share
  Loss from continuing operations                 $     (0.01)      $     (0.01)
  Discontinued operations                                0.05              0.23
                                                  -----------       -----------
                                                  $      0.04       $      0.22
                                                  ===========       ===========
Income (Loss) Per Share- Assuming
 full dilution
  Loss from continuing operations                 $     (0.00)      $     (0.01)
  Discontinued operations                                0.03              0.15
                                                  -----------       -----------
                                                  $      0.03       $      0.14
                                                  ===========       ===========
Weighted average number of
  shares of common stock
  outstanding                                       2,210,000         2,210,000
                                                  ===========       ===========





See accompanying notes to consolidated financial statements

                                UNSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)







                                                Three Months Ended September 30,
                                                      1996               1995
CASH FLOWS FROM OPERATING
       ACTIVITIES:

 Net Income (loss)                                 $   323,345      $ 1,769,439

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:

   Depreciation expense                                   --             25,403
   Gain on disposal of
    discontinued business                             (375,000)      (2,154,984)
   Changes in operating assets
    and liabilities:
   Decrease in accounts receivable                        --             43,672
   (Increase) decrease in
    other current assets                                (5,250)           1,058
   (Increase) decrease in
    other assets                                          --               --
   Increase (decrease) in
    accounts payable                                     4,324           13,424
   Increase (decrease) in
    unearned revenue                                      --             45,427
   Increase (decrease) in
    accrued expenses payable                            31,965          (22,099)
   Increase in income taxes payable                       --             30,000
   Increase in other current
    liabilities                                           --               --
                                                   -----------      -----------
 Net cash (used in) operating
  activities                                           (20,616)        (248,660)
                                                   -----------      -----------

CASH FLOWS FROM INVESTING
       ACTIVITIES:

Proceeds from sale of assets                              --          1,876,914
(Additions to)/reductions in
   escrow receivable                                    48,350         (183,000)
Investment in marketable securities                   (139,243)            --
                                                   -----------      -----------
Net cash (used in) investing activities                (90,893)       1,693,914
                                                   -----------      -----------

                                UNSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Continued-

CASH FLOWS FROM FINANCING
       ACTIVITIES:

Principal payments on notes payable                       --           (800,116)
                                                     ---------        ---------
 Net cash provided by financing
  activities                                              --            800,116
                                                     ---------        ---------

NET INCREASE (DECREASE) IN CASH                       (111,506)         645,138

CASH - BEGINNING                                       192,569          100,035
                                                     ---------        ---------
CASH - ENDING                                        $  81,063        $ 745,173
                                                     =========        =========



See accompanying notes to consolidated financial statements

                                UNSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1996



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

The Company's consolidated condensed financial statements for the period ended September 30, 1995 have been restated, consistent with the current fiscal period, to reflect certain adjustments and changes in presentation related to the finalization of the sale of the IFSI assets discussed in Note B below.


Note B - Sale of Business

On September 5, 1995, the Company sold all of its operating assets, with concomitant assumption by CDA Investment Technologies, Inc of essentially all liabilities associated with IFSI's operating activities. The base purchase price of $2,249,600 was comprised of assumption of liabilities of the Company of approximately $358,600 and payment of cash to the Company of approximately $1,691,000. Additionally, the purchaser placed $200,000 of the sale proceeds into an escrow account. The escrow balance was payable to the Company over an eighteen-month period, subject to payment from the account of any unrecorded liabilities that may arise related to pre-transaction activities. After deduction of $17,000 of addition employee sick leave payments, all but $67,983 of the escrowed funds have been paid to the Company. The Company does not believe that there are any material additional liabilities to be paid from the escrow funds.

Additionally, the Company has achieved the customer retention goal required by the purchaser. As a result, the Company has recorded the expected $375,000 payment in current period income and as a receivable on the balance sheet at September 30,1996. Subject to the achievement by the purchaser of certain product development goals, the Company would receive up to an additional $375,000 on the sale of the IFSI assets. Management believes that it is unlikely that the second goal will be achieved. The contingent consideration has not been recorded as part of the sale price and would be recognized as the retention and development goals are met.

During the first quarter of fiscal 1995, the Company recorded a loss from discontinued operations of approximately $257,000 and an extraordinary gain of approximately $2,125,000, net of associated income taxes of $30,000, related to the sale of the assets.

                                UNSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                         September 30, 1996 - Continued



Note C - Conversion of Note Receivable

During September, 1996, the Company converted a $350,000 note receivable from Live Picture, Inc., plus interest accrued thereon, into 201,093 shares of Live Picture preferred stock, which has been classified as a noncurrent asset and valued at cost, plus the accrued interest. With respect to those shares, the Company and its principal shareholder entered into an agreement, expiring June 30, 1998, whereby the Company has the right to require the principal shareholder to purchase the shares at $1.80 per share. The minimum value which the Company would receive if it exercised its option to require the purchase is greater than the carrying value of the shares. The principal shareholder has the option to purchase the shares from the Company at $2.00 per share through December 31, 1996, with the purchase price increasing by $0.20 per share for each successive six-month period thereafter. As of September 30, 1996, neither the Company nor the principal shareholder had exercised this option.


Note D - Commitments and Contingencies

The Company is a party in a lawsuit which has arisen in the normal course of business involving an assertive claim of $24,000. In the opinion of management, the ultimate outcome of the lawsuit will not have a material impact, if any, on the Company's financial statements.

Item 2.           Management's Discussion and Analysis or Plan of Operations:

Three Months Ended September 30, 1996 and 1995

Interest income for the period ended September 30, 1995 increased by $5,643 from the corresponding period in the prior year. The increase was primarily due to the interest on the $350,000 note receivable that was converted into preferred stock in September 1996, less the effect of lower average cash balances during the current period compared to the corresponding period in the prior year.

Selling, general, and administrative expenses for the three months ended September 30, 1996 decreased by $6,124 from the corresponding period in the prior year due to lower professional fees incurred during the current period. Interest expense for the period ended September 30, 1996 decreased by 52.4% to $31,957 from the corresponding period in the prior year because the prior year period includes interest incurred in connection with the Company's $800,000 bridge loan which bore interest at the rate of 24.5% per annum.

For the three months ended September 30, 1996, the Company had a loss from continuing operations of $51,655, compared to a loss from continuing operations of $99,612 for the corresponding period in the prior year. During the three months ended September 30, 1996, the Company recorded a non-recurring gain of $375,000 reflecting the achievement of an incentive target related to the sale of the operating subsidiary. During the corresponding period in the prior year, the Company recorded a loss from discontinued operations of $256,933 and an extraordinary gain of $2,124,984 (after taxes) from the sale of the assets and business of its operating subsidiary. Net income for the three months ended September 30, 1996 was $323,345, compared to net income of $1,769,439 for the corresponding period in the prior year. The Company does not anticipate that it will generate earnings or positive cash flow in the immediate future.


Liquidity and Capital Resources

At September 30, 1996, the Company had $463,062 of working capital (exclusive of the $350,000 Live Picture note that was converted into preferred stock). The Company currently engages in no operating activities other than the investment of its cash and the search for possible merger or acquisition opportunities. Accordingly, the Company's expenditures consist primarily of interest expense (which with respect to the pay-in-kind convertible debentures (the "PIK Debentures") is paid through the issuance of additional PIK Debentures and the balance of which is owed to Peter Lusk, the payment of which he has deferred) and professional fees. The Company's working capital is sufficient to meet its near term operating needs and it has no commitments for any material capital expenditures. The Company however, has not determined (other than through the acquisition of a profitable business) how it will satisfy the approximately $1.3 million of indebtedness related to the PIK Debentures that mature in 1999 or the approximately $.8 million of indebtedness owed to Mr. Lusk.

Part II.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.
    27.1 -- Financial Data Schedule

(b) Reports on Form 8-K.
    None

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


Dated:            February 25, 1997
                  New York, New York