Form 10QSB
period 1996-12-31
UNSI CORP
filed 1997-03-14
CIK 810624

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES ACT OF 1934

                For the Quarterly Period ended December 31, 1996

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

                                    Yes x No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31 1996 the number of shares outstanding of the issuer's Common Stock was 2,210,000

                                UNSI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               ASSETS

                                                                       December 31,                 June 30,
                                                                           1996                      1996
Current Assets
  Cash and equivalents                                                   $160,031                 $ 192,569
  Trading securities - at market                                             --                      69,815
  Escrowed sale proceeds                                                   67,983                   116,333
  Incentive consideration receivable                                      375,000                      --
  Other current assets                                                       --                       8,427
                                                                         --------                 ---------
   Total Current Assets                                                   603,014                   387,144

Investment in preferred stock                                             363,677                   350,000
Other Assets                                                               31,500                    31,500
                                                                         --------                 ---------
                                                                        $ 998,191                  $768,644
                                                                        =========                  ========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts payable                                                      $  11,108                 $   9,480
  Accrued expenses                                                        177,511                   113,457
  Notes and advances payable
    to related parties                                                      9,793                     9,793
  Income taxes payable                                                     30,000                    30,000
  Other current liabilities                                                84,700                    84,700
                                                                         --------                 ---------
   Total Current Liabilities                                              313,112                   247,430
                                                                         --------                 ---------
Long-term Obligations
  Notes payable, shareholder                                              438,325                   438,825
  Pay-in-kind convertible debentures                                    1,276,952                 1,276,952
  5% Subordinated convertible debenture                                   331,250                   331,250
                                                                        ---------                 ---------
                                                                        2,046,527                 2,046,527
                                                                        ---------                 ---------
Stockholders' Equity (Deficiency)
  Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    0 shares outstanding                                                     --                        --
  Common stock, $.01 par value;
    authorized; 2,210,000 and
    2,210,000 shares outstanding                                           22,100                    22,100
  Capital in excess of par                                                369,932                   369,932
  Accumulated deficit                                                  (1,753,480)               (1,917,345)
                                                                       ----------                ----------
   Total Stockholders' Deficiency                                      (1,361,448)               (1,525,313)
                                                                       ----------                ----------
                                                                        $ 998,191                  $768,644
                                                                    ==========                   ==========


See accompanying notes to consolidated financial statements

                                UNSI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Six Months Ended                Three Months Ended
                                                                 December 31 .                   December 31
                                                               1996           1995           1996           1995
                                                            -----------    -----------    -----------    -----------

Revenue
  Interest income ........................................   $    16,077    $     8,570    $     8,978    $     7,114
                                                               -----------    -----------    -----------    -----------

Costs and Expenses
  Selling, general and
   administrative expenses ...............................        69,174         77,466         42,387         44,555
  Loss on short-term investment ..........................        93,985           --           93,985           --
  Interest expense .......................................        64,056         93,839         32,089         26,682
                                                               -----------    -----------    -----------    -----------
                                                                 227,215        171,305        168,461         71,237
                                                               -----------    -----------    -----------    -----------
(Loss) from Operations ...................................      (211,138)      (162,735)      (159,483)       (64,123)

(Loss) from discontinued operations ......................          --         (256,933)          --             --
Gain on disposal of discontinued
  Operations, net of $30,000 of
  income taxes in 1995 ...................................       375,000      2,124,984           --             --
                                                              -----------    -----------    -----------    -----------
Net income (loss) ........................................   $   163,862    $ 1,705,316    $  (159,483)   $   (64,123)
                                                              ===========    ===========    ===========    ===========

Income (Loss) Per Share
  Loss from continuing operations .........................   $     (0.03)   $     (0.02)   $     (0.02)   $     (0.01)
  Discontinued operations .................................          0.05           0.23           0.00           0.00
                                                                -----------    -----------    -----------    -----------
                                                               $      0.02    $      0.21    $     (0.02)   $     (0.01)
                                                                ===========    ===========    ===========    ===========
Income (Loss) Per Share- Assuming
 full dilution
  Loss from continuing operations .........................   $     (0.02)   $     (0.01)   $     (0.00)   $     (0.00)
  Discontinued operations .................................          0.03           0.15           0.00           0.00
                                                                -----------    -----------    -----------    -----------
                                                              $      0.01    $      0.14    $      0.00    $     (0.00)
                                                                ===========    ===========    ===========    ===========
Weighted average number of
  shares of common stock
  outstanding .............................................     2,210,000      2,210,000      2,210,000      2,210,000
                                                                ===========    ===========    ===========    ===========






See accompanying notes to consolidated financial statements

                                UNSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                       Six Months Ended December 31
                                                                      1996                      1995
CASH FLOWS FROM OPERATING
       ACTIVITIES:

 Net Income (loss)                                                     $ 163,862                 $1,705,316

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:

   Depreciation                                                                                      25,403
   Gain on disposal of
    discontinued business                                               (375,000)                (2,154,984)
   Changes in operating assets
    and liabilities:
   Decrease in accounts receivable                                          --                       56,872
   (Increase) decrease in
    other current assets                                                   8,427                        595
   Increase (decrease) in
    accounts payable                                                       1,628                     30,072
   Increase (decrease) in
    unearned revenue                                                        --                       45,427
   Increase (decrease) in
    accrued expenses payable                                              64,054                    (29,484)
   Increase in income taxes payable                                         --                       30,000
                                                                        ---------                 ----------
 Net cash (used in) operating
  activities                                                            (137,029)                  (290,783)
                                                                         ---------                ----------

CASH FLOWS FROM INVESTING
       ACTIVITIES:

Proceeds from sale of assets                                                 --                   1,876,914
(Additions to)/reductions in
   escrow receivable                                                       48,350                  (116,333)
Capitalization of interest receivable                                     (13,677)                   --
(Increase) decrease in investment in
   marketable securities                                                   69,815                  (287,500)
                                                                         ---------                ----------
Net cash (used in) investing activities                                   104,488                 1,478,081
                                                                         ---------                ----------









                                UNSI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Continued-

CASH FLOWS FROM FINANCING
       ACTIVITIES:

Principal payments on notes payable                                        --                      (800,116)
                                                                          ---------               ---------
 Net cash used for financing
  activities                                                                  --                   (800,116)
                                                                          ---------               ---------

NET INCREASE (DECREASE) IN CASH                                             (32,538)                382,182

CASH - BEGINNING                                                            192,569                 100,035
                                                                          ---------               ---------
CASH - ENDING                                                              $160,031                $482,217
                                                                          =========               =========

See accompanying notes to consolidated financial statements




                                UNSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                December 31, 1996


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

                                UNSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                          December 31, 1996 - Continued


Additionally, the Company has achieved the customer retention goal required by the purchaser. As a result, the Company has recorded the expected $375,000 payment as income during the period ended September 30, 1996 and as a receivable on the balance sheet at September 30,1996. Subject to the achievement by the purchaser of certain product development goals, the Company would receive up to an additional $375,000 on the sale of the IFSI assets. Management believes that it is unlikely that the second goal will be achieved. The contingent consideration has not been recorded as part of the sale price and would be recognized as the retention and development goals are met.

During the first quarter of fiscal 1995, the Company recorded a loss from continuing operations of approximately $257,000 and an extraordinary gain of approximately $2,125,000, net of associated income taxes of $30,000, related to the sale of the assets.



Note C - Conversion of Note Receivable

During September, 1996, the Company converted a $350,000 note receivable from Live Picture, Inc., plus interest accrued thereon, into 201,093 shares of Live Picture preferred stock, which has been classified as a noncurrent asset and valued at cost plus the accrued interest. With respect to those shares, the Company and its principal shareholder entered into an agreement, expiring June 30, 1998, whereby the Company has the right to require the principal shareholder to purchase the shares at $1.80 per share. The minimum value which the Company would receive if it exercised its option to require the purchase is greater than the carrying value of the shares. The principal shareholder has the option to purchase the shares from the Company at $2.00 per share through December 31, 1996, with the purchase price increasing by $0.20 per share for each successive six-month period thereafter. As of December 31, 1996, neither the Company nor the principal shareholder had exercised this option.



Note D - Commitments and Contingencies

The Company is a party in a lawsuit which has arisen in the normal course of business involving an assertive claim of $24,000. In the opinion of management, the ultimate outcome of the lawsuit will not have a material impact, if any, on the Company's financial statements.


Item 2.           Management's Discussion and Analysis or Plan of Operations


Three and Six Months Ended December 31, 1996 and 1995

Interest income for the three and six months ended December 31, 1996 was approximately 26% and 88%, respectively, higher than interest income for the corresponding periods in the prior year. The increase for the six months ended December 31, 1996 was due to the interest income generated on the $350,000 note receivable from Live Picture, Inc. See Note C of Notes to the Company's consolidated financial statements.

Selling, general, and administrative expenses for the three and six months ended December 31, 1996 decreased by $2,168 and $8,292, respectively, from the corresponding periods in the prior year. Interest expense for the six months ended December 31, 1996, was $29,783 less than interest expense for the corresponding period in the prior year because interest expense in the prior year includes interest at the rate of 24.5% per annum paid by the Company in connection with the $800,000 bridge loan it received.

During the three months ended December 31, 1996, the Company liquidated certain short-term investments and realized a loss of $93,985. For the three and six months ended December 31, 1996, losses from continuing operations were approximately 148% and 30%, respectively, higher than losses from continuing operations during the corresponding periods in the prior year. Losses from continuing operations increased despite the reduction (for the six months ended December 31, 1996) in interest expense because of the losses associated with the liquidation of the short term investments described above.


Liquidity and Capital Resources

At December 31, 1996, the Company had $289,902 of working capital. The Company currently engages in no operating activities other than the investment of its cash and the search for possible merger or acquisition opportunities. Accordingly, the Company's expenditures consist primarily of interest expense (which with respect to the pay-in-kind convertible debentures (the "PIK Debentures") is paid through the issuance of additional PIK Debentures and the balance of which is owed to Peter Lusk, the payment of which he has deferred) and professional fees. The Company's working capital is sufficient to meet its near term operating needs and it has no commitments for any material capital expenditures. The Company however, has not determined (other than through the acquisition of a profitable business) how it will satisfy the approximately $1.3 million of indebtedness related to the PIK Debentures that mature in 1999 or the indebtedness of approximately $.8 million owed to Mr. Lusk.



                                    Part II.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.
    27.1   Financial Data Schedule

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