Form 10QSB
period 1997-03-31
UNSI CORP
filed 1997-05-20
CIK 810624

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES ACT OF 1934

                 For the Quarterly Period ended March 31, 1997

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

                                   Yes X   No
                                      ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31 1997 the number of shares outstanding of the issuer's Common Stock was 2,210,000

                                UNSI CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                March 31,                  June 30,
                                                  1997                      1996
                                                (Unaudited)
ASSETS

Current Assets
  Cash and equivalents                           $373,762                 $ 192,569
  Trading securities - at market                     --                      69,815
  Escrowed sale proceeds                           67,983                   116,333
  Loans receivable                                 50,000                      --
  Other current assets                              3,000                     8,427
                                                 --------                 ---------
   Total Current Assets                           494,744                   387,144

Investment in preferred stock                     363,677                   350,000
Other Assets                                       31,500                    31,500
                                                 --------                 ---------
                                                $ 889,921                  $768,644
                                                 =========                =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
  Accounts payable                              $   7,690                 $   9,480
  Accrued expenses                                209,600                   113,457
  Notes and advances payable
    to related parties                              9,793                     9,793
  Income taxes payable                             30,000                    30,000
  Other current liabilities                        84,700                    84,700
                                                 --------                 ---------
   Total Current Liabilities                      341,783                   247,430
                                                 --------                 ---------
Long-term Obligations
  Notes payable, shareholder                      438,325                   438,825
  Pay-in-kind convertible debentures            1,276,952                 1,276,952
  5% Subordinated convertible debenture           331,250                   331,250
                                                 ---------                ---------
                                                2,046,527                 2,046,527
                                                 ---------                ---------
Stockholders' Equity (Deficiency)
  Preferred stock, $.01 par value;
    1,000,000 shares authorized;
    no shares issued or outstanding                 --                        --
  Common stock, $.01 par value; 10,000,000
    shares authorized; 2,210,000 and
    2,210,000 shares outstanding                   22,100                    22,100
  Capital in excess of par                        369,932                   369,932
  Accumulated deficit                          (1,890,420)               (1,917,345)
                                                 ---------                ----------
   Total Stockholders' Deficiency              (1,498,388)               (1,525,313)
                                                 ----------               ----------
                                                $ 889,921                  $768,644
                                                 ==========               ==========


See accompanying notes to financial statements

                                UNSI CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                        Nine Months Ended                  Three Months Ended
                                             March 31                            March 31
                                          1997             1996             1997              1996
                                          ----             ----             ----              ----

Revenue
  Interest income                  $   22,528          $ 13,372         $ 6,451           $ 4,802
                                      --------          -------          -------           -------

Costs and Expenses
  Selling, general and
   administrative expenses            180,477           110,162         111,303            32,696
  Loss on short-term investment        93,985            37,500            --              37,500
  Interest expense                     96,144           120,676          32,088            26,837
                                      --------          -------          -------           -------
                                      370,606           268,338         143,391            97,033
                                      --------          -------          -------           -------
(Loss) from Operations               (348,078)         (254,966)       (136,940)          (92,231)

(Loss) from discontinued operations      --            (256,933)            --                --
Gain on disposal of discontinued
  Operations, net of $30,000 of
  income taxes in 1995                375,000         2,124,984             --                --
                                      -------          ---------        -------           -------
Net income (loss)                    $ 26,922        $1,613,085       $(136,940)         $(92,231)
                                      =======          =========        ========          =======

Income (Loss) Per Share
  Loss from continuing operations      $(0.04)           $(0.03)         $(0.02)           $(0.01)
   Discontinued operations               0.05              0.24            0.00              0.00
                                       -----              -----           -----              -----
                                       $ 0.01            $ 0.21          $(0.02)           $(0.01)
                                       =====              =====           =====              =====
Income (Loss) Per Share- Assuming
 full dilution
  Loss from continuing operations      $(0.03)           $(0.02)         $(0.01)           $(0.01)
  Discontinued operations                0.03              0.15            0.00              0.00
                                       -----              -----           -----              -----
                                       $ 0.00            $ 0.13          $(0.01)           $(0.01)
                                       =====              =====           =====              =====
Weighted average number of
  shares of common stock
  outstanding                       2,210,000         2,210,000       2,210,000         2,210,000
                                    =========         =========       =========         =========



See accompanying notes to financial statements

                                UNSI CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                         Nine Months Ended March 31
                                              1997          1996
CASH FLOWS FROM OPERATING
       ACTIVITIES:

 Net Income (loss)                         $ 26,922      $1,613,085

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:

   Depreciation                                              25,403
   Gain on disposal of
    discontinued business                  (375,000)     (2,154,984)
   Changes in operating assets
    and liabilities:
   Decrease in accounts receivable              --           56,872
   (Increase) decrease in
    other current assets                      5,427            (802)
   Increase (decrease) in
    accounts payable                         (1,790)         14,581
   Increase (decrease) in
    unearned revenue                            --           45,427
   Increase (decrease) in
    accrued expenses payable                 96,143          (2,648)
   Increase in income taxes payable             --           30,000
                                            ---------     ----------
 Net cash (used in) operating
  activities                               (248,298)       (372,472)
                                            ---------     ----------

CASH FLOWS FROM INVESTING
       ACTIVITIES:

Proceeds from sale of assets                375,000       1,876,914
(Additions to)/reductions in
   escrow receivable                         48,350        (116,333)
Capitalization of interest receivable       (13,677)           --
(Increase) decrease in investment in
   marketable securities                     69,815        (250,000)
Increase in loans receivable                (50,000)           --
                                            ---------     ----------
Net cash (used in) investing activities       429,488     1,160,581
                                            ---------     ----------


                                UNSI CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


Continued-

CASH FLOWS FROM FINANCING
       ACTIVITIES:

Principal payments on notes payable                       --                      (800,116)
Principal payments on notes payable - shareholder         --                       (44,203)
                                                          ---------               ---------
 Net cash used for financing
  activities                                              --                      (844,319)
                                                          ---------               ---------

NET INCREASE (DECREASE) IN CASH                            181,193                 (56,209)

CASH - BEGINNING                                           192,569                 100,035
                                                          ---------               ---------
CASH - ENDING                                             $373,762                $ 43,826
                                                          =========               =========



See accompanying notes to financial statements

                                UNSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


March 31, 1997


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


Note B - Sale of Business

On September 5, 1995, the Company sold all of its operating assets, with concomitant assumption by CDA Investment Technologies, Inc of essentially all liabilities associated with IFSI's operating activities. The base purchase price of $2,249,600 was comprised of assumption of liabilities of the Company of approximately $365,000 and payment of cash to the Company of approximately $1,691,000. Additionally, the purchaser placed $200,000 of the sale proceeds into an escrow account. The escrow balance was payable to the Company over an eighteen-month period commencing from the closing of this transaction, subject to payment from the account of any unrecorded liabilities that may arise related to pre-transaction activities. After deduction of $17,000 of addition employee sick leave payments, all but $67,983 of the escrowed funds have been paid to the Company. Subsequent to March 31, 1997, the Company received the balance of the escrow funds.

Additionally, the Company has achieved the customer retention goal by the purchaser. As a result, the Company received the $375,000 payment in January 1997, which was recorded as income in the first quarter of the current fiscal year and as a receivable on the balance sheet at September 30, 1996.

                                UNSI CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


March 31, 1997 - Continued


Note C - Conversion of Note Receivable

In September 1996, the Company converted a $350,000 note receivable from Live Picture, Inc., plus interest accrued thereon, into 201,093 shares of Live Picture preferred stock, which has been classified as a noncurrent asset and valued at cost plus the accrued interest. With respect to those shares, the Company and its principal shareholder entered into an agreement, expiring June 30, 1998, whereby the Company has the right to require the principal stockholder to purchase the shares at $1.80 per share. The minimum value which the Company would receive if it exercised its option to require the purchase is greater than the carrying value of the shares. The principal stockholder has the option to purchase the shares from the Company at $2.00 per share through December 31, 1996, with the purchase price increasing by $0.20 per share for each successive six-month period thereafter. As of March 31, 1997, the principal stockholder had not exercised his option.


Note D - Loan to Debenture Holder

In January 1997, the Company advanced $50,000 to an individual who is the holder of not less than $250,000 in principal amount of the Company's Pay- In-Kind Debentures.

Item 2.   Management's Discussion and Analysis

Results of Operations:

Three and Nine Months Ended March 31, 1997

During the three months and nine months ended March 31, 1997, revenue (i.e., interest income) increased by $1,649 and $9,156, respectively, from the corresponding periods in the prior year.

Selling, general, and administrative expenses for the three and nine months ended March 31, 1997 increased by $78,607 or 64% and $70,315 or 240%, respectively, from the corresponding periods in the prior year. This increase is principally attributable to the write-offs during the three months ended March 31, 1997 of (i) a loan in the principal amount of $15,000 made during such period to an acquaintance of Peter Lusk, the Company's chairman and (ii) loan(s) in the principal amount of $60,000 made during such period to MVS Incorporated ("MVS"), an entity in which Mr. Lusk is affiliated. The Company has previously written off other loans made to MVS. See Note D of Note to the Company's consolidated financial statements. Interest expense for the three months ended March 31, 1997 increased by $5,251 or 20% over the corresponding period of the prior year and for the nine months ended March 31, 1997, decreased by $24,532 or 20% from the corresponding period in the prior year. The increase during the three month period was the result of the higher total of pay-in-kind debentures outstanding in the current period compared to the corresponding period of the previous year and the decrease during the nine month period is attributable to the fact that interest expense for the nine month period in the prior year included interest at the rate of 24.5% per annum on the Company's $800,000 bridge loan.

Losses from operations for the three and nine months ended March 31, 1997, increased by $44,709 or 48% and $93,112 or 37%, respectively, over losses from the corresponding periods in the prior year. Net income (loss) for the nine months ended March 31, 1997, decreased by approximately $1.59 million to $26,922 because net income from the corresponding period in the prior year included the $2.12 million gain the Company recorded on the sale of its IFSI subsidiary.


Liquidity and Capital Resources

At March 31, 1997, the Company had $152,961 of working capital. The Company currently engages in no operating activities other than the investment of its cash and the search for possible merger or acquisition opportunities. Accordingly, the Company's expenditures consist primarily of interest expense (which with respect to the pay-in-kind convertible debentures (the "PIK Debentures")) is paid through the issuance of additional PIK Debentures and the balance of which is owed to the Company's chairman, Peter Lusk, the payment of which he has deferred) and professional fees. The Company's working capital is sufficient to meet its near term operating needs and it has no commitments for any material capital expenditures. The Company however, has not determined (other than through the acquisition of a profitable business) how it will satisfy the approximately $1.3 million of indebtedness related to the PIK Debentures that mature in 1999 or the indebtedness of approximately $.8 million owed to Mr. Lusk.

Part II.

Item 6.  Exhibits and Reports on Form 8-K.

(a)Exhibit Index
 2.1  - Agreement and Plan of Merger dated as of January 3,
        1994 by and among UNSI Corporation, IFSI Acquisition,
        Inc. and Investors' Fiduciary Services, Inc. ("IFSI") (1)
 2.2  - Agreement of Purchase and Sale dated as of September 5,
        1995 by and among Investors' Fiduciary Services, Inc.,
        UNSI Corporation, Peter Lusk and CDA Investment Technologies,
        Inc. (7)
 3.1  - Restated Certificate of Incorporation. (2)
 3.2  - By laws of the Registrant. (3)
 3.3 - Certificate of Amendment to the Company's Restated Certificate of Incorporation (4)
 4.1  - Series A Warrant. (1)
 4.2 - Form of Series B Warrant (including exhibits A through D thereto). (1)
 4.3  - 5% Subordinated Convertible Debenture Due January 2, 1999. (1)
 4.4  - Certificate of Designations, Preferences and Rights of the
        Company in respect of Series B Preferred Stock. (1)
 4.5  - 5% Promissory Note issued by Investors' Fiduciary Services, Inc.
        to Peter Lusk (the "IFSI Note"). (1)
 4.6  - Guaranty of the IFSI Note. (1)
 4.7  - Form of 7% Pay-in-Kind Convertible Debenture due May 31, 1999. (8)
 4.8  - Registrant's Series C Warrant (WC-4).(9)
 4.9  - Registrant's Series C Warrant (WC-5).(9)
 4.10 - Registrant's Series D Warrant (WD-4).(9)
 4.11 - Registrant's Series D Warrant (WD-5).(9)
 4.12 - Registrant's Series E 7.12% Additional Convertible Debenture dated May 31, 1999. (10)
 4.13 - Registrant's Series F 7% Additional PIK Convertible Debenture dated May 31, 1999. (10)
 10.1 - Consulting Agreement and Option Agreement between the
        Company and David Bondon. (5)
 10.2 - 1986 Stock Option Plan, as amended. (6)
 10.6 - Demand note issued by Registrant to United States Trust Company of New York. (8)
 10.7 - Agreement dated June 27, 1996 between the Company and Peter Lusk. (10)

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

Item 6.           Exhibits and Reports on Form 8-K (continued).


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

(10) Incorporated by reference to the corresponding exhibit of the Registrant's Annual Report on Form 10- KSB for the fiscal year ending June 30, 1996.


(b)  Reports on Form 8-K.

         None during this period.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                UNSI CORPORATION


                                   By:      /s/ Peter A. Lusk
                                            ____________________________________
                                            Peter A. Lusk, Chairman of the Board
                                            (Principal Executive Officer and
                                            Principal Financial and
                                            Accounting Officer)


Dated:            May 16, 1997
                  New York, New York